Form 10QSB
period 2000-03-31
SAFARI ASSOCIATES INC
filed 2000-06-06
CIK 922011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.


                        Commission file number 0 - 30215
                                              -----------


                             SAFARI ASSOCIATES, INC.
                      -----------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



             UTAH                                          87-9369569
    -----------------------                               ------------
(STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)



                   64 EDSON STREET, AMSTERDAM, NEW YORK 12010
                   ------------------------------------------
                    (Address of principal executive offices)



                                 (518) 842-6500
                                 --------------
                           (Issuer's Telephone Number)




         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
No / /.


As of May 15, 2000, 7,973,770 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.

                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS
                                -----------------

                                                                              PAGE
                                                                              ----
PART  I  -  FINANCIAL INFORMATION

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of March 31, 2000.        3  -  4

                  -  Consolidated Statement of Income for the
                      three months ended March 31, 2000.                        5

                  -  Consolidated Statement of Cash Flows for the
                      months ended                                              6

                  -  Notes to Consolidated Financial Statements.              7 - 13

         Item 2   -  Management's Discussion and Analysis
                      or Plan of Operations.                                    14

PART  II  -  OTHER INFORMATION

         Item 1  -  Legal Proceedings.                                          15

         Item 2  -  Changes in Securities and Use of Proceeds.                  15

         Item 3  -  Default upon Senior Securities                              15

         Item 4  -  Submission of Matters to a Vote of Security Holders.        15

         Item 5  -  Other Information.                                          15

         Item 6  -  Exhibits and Reports on Form 8-K.                           15

SIGNATURES                                                                      16

                         PART I - FINANCIAL INFORMATION



                             SAFARI ASSOCIATES, INC.
                             -----------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 MARCH 31, 2000
                                 --------------



                                     ASSETS
                                     ------

                                                          2000
                                                      -----------
                                                      (UNAUDITED)
CURRENT ASSETS:
Cash                                                    $ 26,634
Accounts Receivable - Net of
   Allowance of $24,000                                   91,330
Inventory                                                 83,888
Prepaid Expenses                                          86,715
                                                        --------

         Total Current Assets                            288,567
                                                        --------

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $42,979               178,219
                                                        --------


OTHER ASSETS:
Goodwill - Net of Amortization of $4,104                  23,251
Deposits                                                   1,500
                                                        --------

         Total Other Assets                               24,751
                                                        --------

         Total Assets                                   $491,537
                                                        ========

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 MARCH 31, 2000
                                 --------------



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                              2000
                                                          -----------
                                                          (UNAUDITED)
CURRENT LIABILITIES:
Obligations under Capital Lease                           $    63,782
Note Payable - AIDA                                            28,852
Convertible Notes Payable                                      15,000
Notes Payable                                                  25,000
Accounts Payable                                              333,810
Payroll and Other Taxes Payable                                29,785
Accrued Expenses                                              101,191
                                                          -----------

         Total Current Liabilities                            597,420
                                                          -----------
OTHER LIABILITIES:
Deferred Compensation                                         285,550
Loan Stockholder                                               60,104
                                                          -----------
         Total Other Liabilities                              345,654
                                                          -----------
         Total Liabilities                                    943,074
                                                          -----------
Commitments and Contingencies - Note 11

STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 7,973,770 shares                                 7,974
Additional Paid-in Capital                                  1,318,988
Retained (Deficit)                                         (1,778,499)
                                                          -----------

         Total Stockholders' (Deficit)                       (451,537)
                                                          -----------
         Total Liabilities and Stockholders' (Deficit)    $   491,537
                                                          ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                          2000           1999
                                      -----------    -----------
                                      (UNAUDITED)    (UNAUDITED)
Revenue                               $   203,798    $   101,947
                                      -----------    -----------
Cost of Sales                             140,232         83,152
                                      -----------    -----------
Gross Profit                               63,566         18,795
                                      -----------    -----------


OPERATING EXPENSES:
Selling Expenses                            8,370         10,480
General and Administrative Expenses        57,687         39,993
                                      -----------    -----------

         Total Operating Expenses          66,057         50,473
                                      -----------    -----------

Net (Loss) from Operations                 (2,491)       (31,678)
Interest Expense                            6,999          4,148
                                      -----------    -----------
Net (Loss) before Provision
   For Income Taxes                        (9,490)       (35,826)
Provision for Income Taxes                    -              -
                                      -----------    -----------

         Net (Loss)                   $    (9,490)   $   (35,826)
                                      ===========    ===========

(Loss) Per Share                      $      (.00)   $      (.00)
                                      ===========    ===========

Weighted Average Shares Outstanding     7,957,103      7,573,103
                                      ===========    ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                        2000        1999
                                                    ----------- -----------
                                                    (UNAUDITED) (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                    $ (9,490)   $(35,826)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                     2,421       2,822
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                (23,502)    (11,152)
   Inventory                                           (6,783)      7,680
   Prepaid Expenses and Other Assets                  (23,213)      2,128
Accounts Payable                                      (31,470)     46,888
Accrued Expenses                                        9,357       2,523
Deferred Compensation                                  13,000      13,000
                                                     --------    --------

         Net Cash Used in Operating Activities        (69,680)     28,063
                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, Plant and Equipment                          (1,675)        -
                                                     --------    --------

         Net Cash Used in Investing Activities         (1,675)        -
                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                               12,500         -
Loans Stockholder                                         652       1,250
Notes Payable                                          25,000         -
                                                     --------    --------

         Net Cash Provided by Financing Activities     38,152       1,250
                                                     --------    --------

Net Increase (Decrease) in Cash                       (33,203)     29,313

Cash - Beginning of Period                             59,837      48,594
                                                     --------    --------

Cash - End of Period                                 $ 26,634    $ 77,907
                                                     ========    ========

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000




The following financial information is submitted in response to the requirements of Form 10-QSB and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 containing the Company's audited financial statements as of and for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2000.



NOTE  1  -  DESCRIPTION OF BUSINESS
-----------------------------------
Safari Associates, Inc. (the "Company"), formerly Mag Enterprises, Inc., a Utah Corporation was incorporated on July 30, 1980. On August 10, 1993, the Company acquired Safari Enterprise, Inc. ("Enterprises") and its two wholly owned subsidiaries: Safari Boat Company, Inc. ("Boat") and Safari Lure Company, Inc. ("Lure") From 1993 through 1996, Boat manufactured and distributed a fiberglass boat and Lure distributed wood fishing lures. Prior to the end of 1996, the operations of Boat and Lure were discontinued. In 1996, Enterprise began manufacturing and distributing recycled single use cameras. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson(R) Cameras, sells recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson(R) Targets, to manufacture and sell targets. In March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets.

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2000
                                 --------------



NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------------------
CONSOLIDATION
-------------
The accompanying Consolidated Financial Statements include the accounts of the Company and all its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

INVENTORY
---------
Inventory is stated at the lower of cost, using the first-in, first-out basis or market.

PROPERTY AND EQUIPMENT
----------------------
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The cost of maintenance and repairs is charged to operations as incurred.

INTANGIBLES
-----------
Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized using the straight line method over 15 years.

INCOME TAXES
------------
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company.

PER SHARE DATA
--------------
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basic per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the compulation since they would be antidilutive.

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2000
                                 --------------



NOTE  3  -  OBLIGATION UNDER CAPITAL LEASE
------------------------------------------
In October 1993, Safari Enterprises, Inc. ("Enterprises") a wholly owned subsidiary of the Company acquired a two acre parcel of land from the Amsterdam Industrial Development Agency (AIDA) and commenced construction of a building. AIDA loaned the Company $85,000 toward the construction of the building. As part of this transaction, Enterprises conveyed the deed to AIDA and leased it back from them.

The terms of the lease are for 10 years from July 1, 1994 to June 30, 2004. Lease payments of $1,031.28 represent principal and interest on the $85,000 advanced to the Company. The Company, at any time, may purchase the property for $85,000 with all payments considered to be principal made under the lease credited toward the purchase price. Based on the terms of the lease, the sale and leaseback is a financing lease by the Company and the obligations under the lease and related assets have been capitalized. (See Note 11 Litigation.)


NOTE  4  -  NOTE PAYABLE - AIDA
-------------------------------
On October 8, 1996, Enterprises, a wholly owned subsidiary of the Company borrowed $30,000 from the City of Amsterdam Industrial Development Agency (AIDA) at a rate of 8 3/4% per annum for a period of 24 months. Monthly payments of $1,367.10 include both principal and interest. The note is guaranteed by Enterprises and Mr. Morton Berger, President of the Company. Enterprises defaulted on the note and AIDA has a judgment for the unpaid principal plus accrued interest.


NOTE  5  -  DEFERRED COMPENSATION
---------------------------------
In connection with the completion of a securities offering under Regulation D in November, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President and Director of the Company. The agreement called for a base annual salary of $52,000. As of March 31, 2000, the Company owes Mr. Berger $285,550.


NOTE  6  -  INCOME TAXES
------------------------
There is no provision for federal or state income taxes for the periods ended March 31, 2000 and 1999 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at March 31, 2000 consists of the following:

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2000
                                 --------------



NOTE 6 - INCOME TAXES (CONTINUED)
---------------------------------

                                                        2000
                                                     --------
      Allowance for doubtful accounts                $  9,600
      Net Operating Loss Carryforward                 617,000
      Property and Equipment                            8,000
                                                     --------
                                                      634,600
      Valuation Allowance                             634,600
                                                     --------
                                                     $  - 0 -
                                                     ========


As of December 31, 1999, the Company has net unused operating loss carryforwards of approximately $1,542,000 which expire in various years from 2000 through 2014.


NOTE  7  -  NOTES PAYABLE
-------------------------
CONVERTIBLE NOTES PAYABLE
-------------------------
In 1996, the Company borrowed a total of $139,500 from individual investors. Each loan was evidenced by a two year promissory note with interest provided for at the rate of 12% per annum. In January 1999, nine of the investors converted their loans and accrued interest into share of common stock in the Company at an agreed upon rate of $.60 per common share. The Company issued 249,000 shares of its common stock and reclassified $124,500 principal amount of loans and $24,900 of accrued interest to stockholders' equity. Interest accrued in excess of two years was waived. One convertible note for $15,000 was not converted.

NOTES PAYABLE
-------------
In January, 2000, the Company borrowed a total of $25,000 from two individual investors. The notes are for a term of four months with interest to be accrued at the rate of 10% per annum.


NOTE  8  -  LOAN STOCKHOLDER
----------------------------
Mrs. Lillian Berger, the majority stockholder and Secretary/Director of the Company, has over the years made advances to the Company. On October 21, 1996, she converted $39,500 of the advances into a mortgage to secure the loan on the premises at 64 Edson Street. The mortgage with interest at 9% per annum was to be paid in monthly interest payments of $296.25 beginning December 1, 1996 with the balance to be repaid December 1, 1997. Interest continues to accrue and is added to the loan balance. At March 31, 2000 the balance due was $60,104.

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2000
                                 --------------


NOTE 9 - COMMON STOCK
---------------------
In January 1999, holders of $124,500 in convertible notes with accrued interest of $24,900 converted those notes and accrued interest into 249,000 shares of common stock.

In June 1999, the Company entered into a consulting agreement with Mr. Michael
J. O'Connor in which he would consult the Company on procuring government contracts. As a retainer, the Company issued Mr. O'Connor 50,000 restricted shares of common stock.

In October 1999, in a private placement, the Company issued 105,000 restricted share of common stock for $25,000.

In December 1999, the Company issued 50,000 restricted shares of common stock to Mrs. Lillian Berger, a director and officer of the Company for $12,500.

In January, 2000 the Company issued a total of 50,000 restricted shares of common stock to two individual investors at a price of $.25 per share with the Company receiving net proceeds of $12,500.


NOTE  10  -  COMMITMENTS & CONTINGENCIES
----------------------------------------
LITIGATION
----------
On April 8, 1998, the Amsterdam Industrial Development Agency, Plaintiff, commenced a legal action against Safari Enterprises, Inc., Defendant, in the Supreme Court of the State of New York, County of Montgomery. The Plaintiff is seeking to foreclose upon the interest of the Defendant in a lease between the Plaintiff, as landlord and the Defendant, as tenant, for premises 64 Edson Street, Amsterdam, New York and for damages for rent in arrears, including certain real estate taxes. The Defendant claims that it is the owner of premises 64 Edson Street, Amsterdam, New York and that plaintiff could not lease it property that defendant owns.

A motion for Summary Judgment in favor of the Plaintiff was granted on September 23, 1999. The decision was settled by an Order of Reference dated October 6, 1999 and entered on October 20, 1999. The Order appointed a Referee to determine the amount due to the Plaintiff from the Defendant. As of October 14, 1999, the amount was computed as $45,369.17 with interest to continue thereafter. The Defendant filed a timely Notice of Appeal. The final resolution of this appeal cannot be determined at this time.

There are various judgments and claims against Enterprises, Lure and Boats relating to expenses incurred by those companies in the ordinary course of business. These claims and judgments are reflected as liabilities in the Financial Statements.

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2000
                                 --------------




EMPLOYMENT AGREEMENT
--------------------

On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year to year basis. Compensation shall be paid at the rate of $52,000 per year.

LICENSE AGREEMENT
-----------------
On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson(R) brand name in the United States, its possessions and Canada. The term of the License is from January 1, 1998 to January 30, 2001. The license agreement provides that Safari Enterprises, Inc. will pay Smith & Wesson Corp. a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. The license further provides that Safari Enterprises, Inc., can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, the License was amended by adding recoil pads for firearms, effective January 1, 1998. The minimum royalties were not increased and covered both products. On May 18, 1999, the License was further amended to include targets for firearms effective January 1, 1998. Again the minimum royalties were not increased. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography for Evidence, Inc., under the laws of the State of New York. One December 17, 1997 Photography for Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Cameras. The license agreement was assigned to Smith & Wesson(R) Cameras.

On January 29, 1998 the Company organized a wholly owned subsidiary, Impact Dampening Technologies, Inc., a New York Corporation. On February 10, 1998, Impact Dampening Technologies, Inc., filed a Certificate of doing business under the name Smith & Wesson(R) Recoil Pad Company. Safari Enterprises, Inc., assigned its exclusive recoil pad License to Smith & Wesson(R) Recoil Pad Company. On August 2, the Company organized Safari Target Corporation, a New York Corporation. On August 20, 1999, Safari Target Corporation filed a Certificate of doing business as Smith & Wesson(R) Target Company. Safari Enterprises, Inc., assigned its target license to Smith & Wesson Target(R) Company.

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2000
                                 --------------



NOTE  11  -  GOING CONCERN
--------------------------
The Company has experienced operating loss since inception and has a retained deficit as of March 31, 2000 of $1,778,499. Approximately $1,155,000 of the losses occurred prior to 1997, and are a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras.

During the fiscal year ending December 31, 2000, the Company expects that based on shipments for the four months, January through April 2000, and firm orders in-house that revenue will increase by approximately 50%. The Company has added a night shift to meet the demand. In 1999, the Company could not produce enough product to meet demand and had to turn away orders. The Company believes that improved efficiency, which was observed during the second half of fiscal 1999, will result in a significant increase in gross profit on each unit sold and that a break-even point could be reached in fiscal 2000.

As of March 31, 2000, the Company had current assets of $288,567 and total current liabilities of $597,420. Even if the Company is capable of generating a profit in fiscal 2000, the Company may be required to raise additional equity to reduce outstanding liabilities, to finance expansion, and the introduction of new product lines.


NOTE  12  -  SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT
------------------------------------------------------------

                                           2000     1999
                                         -------  -------
     Cash Paid During the Period For:
        Interest                          $4,019   $2,248
        Income Taxes                      $    -   $    -

ITEM  2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------
Revenue for the three months ended March 31, 2000 increased by $101,851 or approximately 100% over the three months ended March 31, 1999. The increase was entirely due to an approximate 100% increase in the shipment of recycled single use disposable cameras.

Cost of sales for the three months ended March 31, 2000 was 68.8% of revenue compared to 81.5% for the three months ended March 31, 1999. The improvement in reducing cost of sales was due to improved efficiency in the production process including an increase in employee efficiency. Gross profit increased by $44,771 or 238% for the three months ended March 31, 2000 over the three months ended March 31, 1999.

Operating Expenses for the three months ended March 31, 2000 were $66,057, an increase of $15,584 over the three months ended March 31, 1999. The major components of the increase in 2000 over 1999 were: (1) Professional fees $8,400
(2) equipment rentals $2,120 (3) insurance $2,200 and (4) commissions $1,300.

Interest expense for the three months ended Mach 31, 2000 was $6,999 an increase of $2,851 over the three months ended March 31, 1999. The increase is a result of additional notes payable and increased finance charges on credit card balances.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2000, the Company has $288,567 in current assets and $597,420 in current liabilities. Approximately $265,000 of the current assets and $379,300 of the current liabilities are those of the Company's four wholly owned operating subsidiaries. The remainder are current liabilities of Safari Enterprises, Inc., Safari Boat Company, Inc., and Safari Lure Company, Inc. The sole asset of Safari Enterprises, Inc., is the property located at 64 Edson Street, Amsterdam, New York. Should Safari Enterprises, Inc., prevail on its appeal, this asset will have a book value of approximately $166,163. Of the current liabilities, approximately $180,822 are liabilities of Safari Enterprises, Inc. About $74,832 of said current liabilities may be secured by the property located at 64 Edson Street, Amsterdam, New York. The balance of the current liabilities owed by Safari Enterprises, Inc., are unsecured and, in the opinion of the Company, uncollectable from the Company or from Safari Enterprises, Inc. The Company is investigating obtaining a capital investment or long term loan of approximately $114,399, that being the difference between the current liabilities of the four operating wholly owned subsidiaries and their current assets. However, there is no assurance that the Company can obtain the required capital investment or long term loan, or if it can obtain such a capital investment or long term loan, that it will be on terms favorable to the Company. Should the Company be unable to secure the capital investment or long term loan, the Company may have to discontinue its operations.

                             SAFARI ASSOCIATES, INC.
                             -----------------------


                           PART II - OTHER INFORMATION
                           ---------------------------



         ITEM 1 LEGAL PROCEEDINGS
         --------------------------
                           On April 8, 1998, the Amsterdam Industrial
                           Development Agency, Plaintiff, commenced legal action against Safari Enterprises, Inc., Defendant in a lease between Plaintiff as landlord and Defendant as tenant. A motion for summary judgment in favor of the Plaintiff was granted on September 23, 1999. The Defendant has filed an appeal.


         ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS
         --------------------------------------------------
                           None.


         ITEM 3 DEFAULTS UPON SENIOR SECURITIES
         ----------------------------------------
                           None.


         ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------
                           None.


         ITEM 5 OTHER INFORMATION
         --------------------------
                           None.


         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
         -----------------------------------------

               (a)         EXHIBITS
                           None.

               (b)         REPORTS ON FORM 8-K
                           None.

                                   SIGNATURES
                                   ----------




In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        SAFARI  ASSOCIATES,  INC.






                                        ---------------------------
                                             Morton Berger
                                             Chairman and CEO










Dated:   May  12, 2000
----------------------