Form 10QSB
period 2000-06-30
SAFARI ASSOCIATES INC
filed 2000-08-21
CIK 922011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000.


                        Commission file number 0 - 30215
                                              ------------


                             SAFARI ASSOCIATES, INC.
                       -------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



               UTAH                                             87-9369569
-------------------------------                           ---------------------
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




      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]          No  [   ].


As of July 31, 2000, 7,973,770 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.

                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000


                                TABLE OF CONTENTS

                                                                            PAGE

PART  I  -  FINANCIAL INFORMATION


    Item 1  -  Financial Statements

            -  Consolidated Balance Sheet as of June 30, 2000.            3  -  4

            -  Consolidated Statement of Income for the six
                  months ended June 30, 2000.                                5

            -  Consolidated Statement of Income for the
                  three months ended June 30, 2000.                          6

            -  Consolidated Statement of Cash Flows for the
                  six months ended June 30, 2000.                            7

            -  Notes to Consolidated Financial Statements.                8  -  14

    Item 2  -  Management's Discussion and Analysis
                  or Plan of Operations.                                    15

 PART  II  -  OTHER INFORMATION

    Item 1   -  Legal Proceedings.                                          16

    Item 2   -  Changes in Securities and Use of Proceeds.                  16

    Item 3   -  Default upon Senior Securities                              16

    Item 4   -  Submission of Matters to a Vote of Security Holders.        16

    Item 5   -  Other Information.                                          16

    Item 6   -  Exhibits and Reports on Form 8-K.                           16

SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION



                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000



                                     ASSETS

                                                                2000
                                                              ---------
                                                             (UNAUDITED)
CURRENT ASSETS:
Cash                                                        $      40,393
Accounts Receivable - Net of
   Allowance of $24,000                                           131,277
Inventory                                                          68,770
Prepaid Expenses                                                   51,952
                                                            -------------

      Total Current Assets                                        292,392
                                                            -------------

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $45,651                        175,547
                                                            -------------

OTHER ASSETS:
Goodwill - Net of Amortization of $4,560                           22,795
Deposits                                                            1,500
                                                            -------------

      Total Other Assets                                           24,295
                                                            -------------
      Total Assets                                          $     492,234
                                                            =============

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                   2000
                                                                ---------
                                                               (UNAUDITED)
CURRENT LIABILITIES:
Obligations under Capital Lease                               $    63,782
Note Payable - AIDA                                                28,852
Convertible Notes Payable                                          15,000
Notes Payable                                                      25,000
Accounts Payable                                                  330,453
Payroll and Other Taxes Payable                                    29,785
Accrued Expenses                                                  113,388
                                                              -----------
      Total Current Liabilities                                   606,260

OTHER LIABILITIES:
Deferred Compensation                                             298,550
Loan Stockholder                                                   62,108
                                                              -----------

      Total Other Liabilities                                     360,658
                                                              -----------

      Total Liabilities                                           966,918
                                                              -----------

Commitments and Contingencies - Note 11

STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding  7,973,770  shares                                   7,974
Additional Paid-in Capital                                      1,318,988
Retained (Deficit)                                             (1,801,646)
                                                              -----------

      Total Stockholders' (Deficit)                              (474,684)
                                                              -----------

      Total Liabilities and Stockholders'  (Deficit)          $   492,234
                                                              ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                              2000              1999
                                           ---------         ---------
                                          (UNAUDITED)       (UNAUDITED)
Revenue                                   $  493,056        $  186,942
                                          ----------        ----------
Cost of Sales                                392,461           174,699
                                          ----------        ----------
Gross Profit                                 100,595            12,243
                                          ----------        ----------

OPERATING EXPENSES:
Selling Expenses                              13,284            30,248
General and Administrative Expenses          108,397            84,760
                                          ----------        ----------

      Total Operating Expenses               121,681           115,008
                                          ----------        ----------

Net (Loss) from Operations                   (21,086)         (102,765)
Interest Expense                              11,551            10,747
                                          ----------        ----------
Net (Loss) before Provision
   For Income Taxes                          (32,637)         (113,512)
Provision for Income Taxes                      -                 -
                                          ----------        ----------

      Net (Loss)                          $  (32,637)       $ (113,512)
                                          ==========        ==========

(Loss) Per Share                          $     (.00)       $     (.01)
                                          ==========        ==========

Weighted Average Shares Outstanding        7,965,436         7,677,200
                                          ==========        ==========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999



                                              2000              1999
                                           ---------         ---------
                                          (UNAUDITED)       (UNAUDITED)
Revenue                                   $  289,258        $   84,995
                                          ----------        ----------
Cost of Sales                                252,229            91,547
                                          ----------        ----------
Gross Profit                                  37,029            (6,552)
                                          ----------        ----------

OPERATING EXPENSES:
Selling Expenses                               4,914            19,768
General and Administrative Expenses           50,710            44,767
                                          ----------        ----------

      Total Operating Expenses                55,624            64,535
                                          ----------        ----------

Net (Loss) from Operations                   (18,595)          (71,087)
Interest Expense                               4,552             6,599
                                          ----------        ----------
Net (Loss) before Provision
   For Income Taxes                          (23,147)          (77,686)
Provision for Income Taxes                      -                 -
                                          ----------        ----------

      Net (Loss)                          $  (23,147)       $  (77,686)
                                          ==========        ==========

(Loss) Per Share                          $     (.00)       $     (.01)
                                          ==========        ==========


Weighted Average Shares Outstanding        7,973,770         7,718,700
                                          ==========        ==========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                           2000          1999
                                                        ---------     ---------
                                                       (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $ (32,637)    $(113,512)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                         4,749         5,644
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                    (63,449)      (11,405)
   Inventory                                                8,335         3,782
   Prepaid Expenses and Other Assets                       11,550         3,665
Accounts Payable                                          (34,827)       63,878
Accrued Expenses                                           21,554        18,599
Deferred Compensation                                      26,000        26,000
                                                        ---------     ---------

      Net Cash Used in Operating Activities               (58,725)       (3,349)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, Plant and Equipment                                (875)         --
                                                        ---------     ---------

      Net Cash Used in Investing Activities                  (875)         --
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                   12,500          --
Loans Stockholder                                           2,656           659
Notes Payable                                              25,000          --
                                                        ---------     ---------

      Net Cash Provided by Financing Activities            40,156           659
                                                        ---------     ---------

Net Increase (Decrease) in Cash                           (19,444)       (2,690)

Cash - Beginning of Period                                 59,837        48,594
                                                        ---------     ---------

Cash - End of Period                                    $  40,393     $  45,904
                                                        =========     =========

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000




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

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2000.



NOTE  1  -  DESCRIPTION OF BUSINESS
Safari Associates, Inc. (the "Company"), formerly Mag Enterprises, Inc., a Utah Corporation was incorporated on July 30, 1980. On August 10, 1993, the Company acquired Safari Enterprise, Inc. ("Enterprises") and its two wholly owned subsidiaries: Safari Boat Company, Inc. ("Boat") and Safari Lure Company, Inc. ("Lure") From 1993 through 1996, Boat manufactured and distributed a fiberglass boat and Lure distributed wood fishing lures. Prior to the end of 1996, the operations of Boat and Lure were discontinued. In 1996, Enterprise began manufacturing and distributing recycled single use cameras. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson(R) Cameras, sells recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson(R) Targets, to manufacture and sell targets. In March 1998, the CompanY acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
CONSOLIDATION
The accompanying Consolidated Financial Statements include the accounts of the Company and all its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

INVENTORY
Inventory is stated at the lower of cost, using the first-in, first-out basis or market.

PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The cost of maintenance and repairs is charged to operations as incurred.

INTANGIBLES
Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized using the straight line method over 15 years.

INCOME TAXES
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes include taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company.

PER SHARE DATA
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basic per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the compilation since they would be antidilutive.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE  3  -  OBLIGATION UNDER CAPITAL LEASE
In October 1993, Safari Enterprises, Inc. ("Enterprises") a wholly owned subsidiary of the Company acquired a two acre parcel of land from the Amsterdam Industrial Development Agency (AIDA) and commenced construction of a building. AIDA loaned the Company $85,000 toward the construction of the building. As part of this transaction, Enterprises conveyed the deed to AIDA and leased it back from them.

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


NOTE  4  -  NOTE PAYABLE - AIDA
On October 8, 1996, Enterprises, a wholly owned subsidiary of the Company borrowed $30,000 from the City of Amsterdam Industrial Development Agency (AIDA) at a rate of 8 3/4% per annum for a period of 24 months. Monthly paymenTs of $1,367.10 include both principal and interest. The note is guaranteed by Enterprises and Mr. Morton Berger, President of the Company. Enterprises defaulted on the note and AIDA has a judgment for the unpaid principal plus accrued interest.


NOTE  5  -  DEFERRED COMPENSATION
In connection with the completion of a securities offering under Regulation D in November, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President and Director of the Company. The agreement called for a base annual salary of $52,000. As of June 30, 2000, the Company owes Mr. Berger $298,550.


NOTE  6  -  INCOME TAXES
There is no provision for federal or state income taxes for the periods ended June 30, 2000 and 1999 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at June 30, 2000 consists of the following:

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 6 - INCOME TAXES (CONTINUED)

                                                     2000
                                                -------------
      Allowance for doubtful accounts           $       9,600
      Net Operating Loss Carryforward                 617,000
      Property and Equipment                            8,000
                                                -------------
                                                      634,600
      Valuation Allowance                             634,600
                                                -------------
                                                $      - 0 -
                                                =============

As of June 30, 2000, the Company has net unused operating loss carryforwards of approximately $1,575,000 which expire in various years from 2000 through 2015.


NOTE  7  -  NOTES PAYABLE
CONVERTIBLE NOTES PAYABLE
In 1996, the Company borrowed a total of $139,500 from individual investors. Each loan was evidenced by a two-year promissory note with interest provided for at the rate of 12% per annum. In January 1999, nine of the investors converted their loans and accrued interest into share of common stock in the Company at an agreed upon rate of $.60 per common share. The Company issued 249,000 shares of its common stock and reclassified $124,500 principal amount of loans and $24,900 of accrued interest to stockholders' equity. Interest accrued in excess of two years was waived. One convertible note for $15,000 was not converted.

NOTES PAYABLE
In January, 2000, the Company borrowed a total of $25,000 from two individual investors. The notes are for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month to month basis.


NOTE  8  -  LOAN STOCKHOLDER
Mrs. Lillian Berger, the majority stockholder and Secretary/Director of the Company, has over the years made advances to the Company. On October 21, 1996, she converted $39,500 of the advances into a mortgage to secure the loan on the premises at 64 Edson Street. The mortgage with interest at 9% per annum was to be paid in monthly interest payments of $296.25 beginning December 1, 1996 with the balance to be repaid December 1, 1997. Interest continues to accrue and is added to the loan balance. At June 30, 2000 the balance due was $62,108.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 9 - COMMON STOCK
In January 1999, holders of $124,500 in convertible notes with accrued interest of $24,900 converted those notes and accrued interest into 249,000 shares of common stock.

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


NOTE  10  -  COMMITMENTS & CONTINGENCIES
LITIGATION
On April 8, 1998, the Amsterdam Industrial Development Agency, Plaintiff, commenced a legal action against Safari Enterprises, Inc., Defendant, in the Supreme Court of the State of New York, County of Montgomery. The Plaintiff is seeking to foreclose upon the interest of the Defendant in a lease between the Plaintiff, as landlord and the Defendant, as tenant, for premises 64 Edson Street, Amsterdam, New York and for damages for rent in arrears, including certain real estate taxes. The Defendant claims that it is the owner of premises 64 Edson Street, Amsterdam, New York and that plaintiff could not lease it property that defendant owns.

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

In June, 2000, Safari Enterprises, Inc. filed for protection pursuant to Chapter 11 of the federal bankruptcy law. The filing was made in the U.S. Bankruptcy Court, Northern District of New York. The final resolution of the disputed litigation and outcome of the bankruptcy proceedings cannot be determined at this time.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


There are various judgments and claims against Enterprises, Lure and Boats relating to expenses incurred by those companies in the ordinary course of business. These claims and judgments are reflected as liabilities in the Financial Statements.

EMPLOYMENT AGREEMENT
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year to year basis. Compensation shall be paid at the rate of $52,000 per year.

LICENSE AGREEMENT
On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson(R) brand name in the United States, its possessions and Canada. The terM of the License is from January 1, 1998 to January 30, 2001. The license agreement provides that Safari Enterprises, Inc. will pay Smith & Wesson Corp. a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. The license further provides that Safari Enterprises, Inc., can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, the License was amended by adding recoil pads for firearms, effective January 1, 1998. The minimum royalties were not increased and covered both products. On May 18, 1999, the License was further amended to include targets for firearms effective January 1, 1998. Again the minimum royalties were not increased. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography for Evidence, Inc., under the laws of the State of New York. One December 17, 1997 Photography for Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Cameras. The license agreement was assigned to Smith & Wesson(R) Cameras.

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE  11  -  GOING CONCERN
The Company has experienced operating loss since inception and has a retained deficit as of June 30, 2000 of $1,801,988. Approximately $1,155,000 of the losses occurred prior to 1997, and are a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras.

During the fiscal year ending December 31, 2000, the Company expects that based on shipments for the six months, January through June 2000, and firm orders in-house that revenue will increase by approximately 50%. The Company has added a night shift to meet the demand. In 1999, the Company could not produce enough product to meet demand and had to turn away orders. The Company believes that improved efficiency, which was observed during the second half of fiscal 1999, will result in a significant increase in gross profit on each unit sold and that a break-even point could be reached in fiscal 2000.

As of June 30, 2000, the Company had current assets of $292,392 and total current liabilities of $606,260. Even if the Company is capable of generating a profit in fiscal 2000, the Company may be required to raise additional equity to reduce outstanding liabilities, to finance expansion, and the introduction of new product lines.


NOTE  12  -  SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT

                                               2000              1999
                                          -----------       -----------
      Cash Paid During the Period For:
         Interest                         $   8,255         $   5,787
         Income Taxes                     $     -           $     -

ITEM  2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------

RESULTS OF OPERATIONS
Revenue for the six months ended June 30, 2000 were $493,056 an increase of $306,114 or 163% over the six months ended June 30, 1999. The increase was entirely due to the increases in sales of recycled single use disposable cameras.

Cost of sales for the six months ended June 30, 2000 was $392,461 an increase of $217,762 or 124% over the six months ended June 30, 1999. The cost of sales for the six months ended June 30, 2000 includes a write-off of approximately $24,000 in target inventory due to an improvement in the materials used to produce the targets. Without the write-off, the cost of sales for the six months ended June 30, 2000 would have been 74.7% of revenue compared to 93.5% for the six months ended June 30, 1999. For the three months ended June 30, 2000 the cost of sales excluding the write-offs was 78.9% which was higher than 68.8% the three months ended March 31, 2000. Factors which increased these costs included the training of new employees and improving the layout of the factory. The cost of sales as a percentage of revenue will decrease during the next six months due to a more experienced workforce, a more efficient factory layout, and new equipment which will reduce the labor costs in the manufacturing process.

Operating expenses for the six months ended June 30, 2000 were $121,681 an increase of $6,673 over the six months ended June 30,1999. Selling expenses for the six months ended June 30, 2000 decrease by $169,964 from the six months ended June 30, 1999. The major changes in selling expenses were a decrease of $9,700 in advertising and $6,200 in telemarketing. General and administrative expenses for the six months ended June 30, 2000 were $108,397 an increase of $24,177 over the six months ended June 30, 1999. The major changes in operating expenses was an increase of $16,000 in professional fees related to legal proceedings and the Company's filing to become a reporting company, new equipment rentals $4,000 and increases in insurance costs $4,000.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2000, the Company has $299,392 in current assets and $606,260 in current liabilities. Approximately $265,000 of the current assets and $379,300 of the current liabilities are those of the Company's four wholly owned operating subsidiaries. The remainder are current liabilities of Safari Enterprises, Inc., Safari Boat Company, Inc., and Safari Lure Company, Inc. The sole asset of Safari Enterprises, Inc., is the property located at 64 Edson Street, Amsterdam, New York. This asset will have a book value of approximately $166,163. Of the current liabilities, approximately $180,822 are liabilities of Safari Enterprises, Inc. About $74,832 of said current liabilities may be secured by the property located at 64 Edson Street, Amsterdam, New York. The balance of the current liabilities owed by Safari Enterprises, Inc., are unsecured and, in the opinion of the Company, uncollectable from the Company or from Safari Enterprises, Inc. The Company is investigating obtaining a capital investment or long term loan of approximately $114,399, that being the difference between the current liabilities of the four operating wholly owned subsidiaries and their current assets. However, there is no assurance that the Company can obtain the required capital investment or long term loan, or if it can obtain such a capital investment or long term loan, that it will be on terms favorable to the Company. Should the Company be unable to secure the capital investment or long term loan, the Company may have to discontinue its operations.

                             SAFARI ASSOCIATES, INC.


                           PART II - OTHER INFORMATION


      ITEM   1    LEGAL PROCEEDINGS
                  On April 8, 1998, the Amsterdam Industrial Development Agency, Plaintiff, commenced legal action against Safari Enterprises, Inc., Defendant in a lease between Plaintiff as landlord and Defendant as tenant. A motion for summary judgment in favor of the Plaintiff was granted on September 23, 1999. The Defendant has filed an appeal..

                  In June, 2000 Safari Enterprises, Inc. filed for protection pursuant to Chapter 11 of the federal bankruptcy law. The filing was made in the U.S. Bankruptcy Court, Northern District of New York. The final resolution of the disputed litigation and outcome of the bankruptcy proceedings cannot be determined at this time.


      ITEM   2    CHANGES IN SECURITIES AND USE OF PROCEEDS
                  None.


      ITEM   3    DEFAULTS UPON SENIOR SECURITIES
                  None.


      ITEM   4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None.


      ITEM   5    OTHER INFORMATION
                  None.


      ITEM   6    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS
                  None.

            (b)   REPORTS ON FORM 8-K
                  None.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                SAFARI  ASSOCIATES,  INC.






                                                ------------------------------
                                                      Morton Berger
                                                      Chairman and CEO














Dated: August  7, 2000