Form 10-Q
period 2000-09-30
SAFARI ASSOCIATES INC
filed 2000-11-21
CIK 922011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000.


                         Commission file number 0-30215
                                                -------



                             SAFARI ASSOCIATES, INC.
                       ----------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                    UTAH                                  87-9369569
            -------------------                     ----------------------
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
Yes X    No   .
   ---     ---


As of November 15, 2000, 8,223,770 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.

                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART  I  -  FINANCIAL INFORMATION

      Item 1  -  Financial Statements

              -  Consolidated Balance Sheet as of September 30, 2000.     3  -  4

              -  Consolidated Statement of Income for the nine
                  months ended September 30, 2000.                           5

              -  Consolidated Statement of Income for the
                  three months ended September 30, 2000.                     6

              -  Consolidated Statement of Cash Flows for the
                  nine months ended September 30, 2000.                      7

              -  Notes to Consolidated Financial Statements.               8 - 15

      Item 2  -  Management's Discussion and Analysis
                  or Plan of Operations.                                  16 - 17

PART  II  -  OTHER INFORMATION

      Item 1  -  Legal Proceedings.                                         18

      Item 2  -  Changes in Securities and Use of Proceeds.                 18

      Item 3  -  Default upon Senior Securities                             18

      Item 4  -  Submission of Matters to a Vote of Security Holders.       18

      Item 5  -  Other Information.                                         18

      Item 6  -  Exhibits and Reports on Form 8-K.                          18

SIGNATURES                                                                  19

                         PART I - FINANCIAL INFORMATION



                             SAFARI ASSOCIATES, INC.
                             -----------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                               SEPTEMBER 30, 2000
                               ------------------


                                     ASSETS
                                     ------

                                                                 2000
                                                            --------------
                                                              (UNAUDITED)
CURRENT ASSETS:
---------------
Cash                                                        $       65,748
Accounts Receivable - Net of
   Allowance of $24,000                                             38,513
Inventory                                                          110,737
Prepaid Expenses                                                    72,565
                                                            --------------

      Total Current Assets                                         287,563
                                                            --------------

PROPERTY, PLANT AND EQUIPMENT:
------------------------------
Net of Accumulated Depreciation of $47,807                         187,257
                                                            --------------


OTHER ASSETS:
-------------
Goodwill - Net of Amortization of $5,016                            22,339
Deposits                                                             1,500
                                                            --------------

      Total Other Assets                                            23,839
                                                            --------------

      Total Assets                                          $      498,659
                                                            ==============

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                               SEPTEMBER 30, 2000
                               ------------------



                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------

                                                            2000
                                                         -----------
                                                         (UNAUDITED)
CURRENT LIABILITIES:
--------------------
Obligations under Capital Lease                          $    63,782
Note Payable - AIDA                                           28,852
Convertible Notes Payable                                     15,000
Notes Payable                                                 25,000
Accounts Payable                                             362,460
Payroll and Other Taxes Payable                               29,058
Accrued Expenses                                             118,650
                                                         -----------

      Total Current Liabilities                              642,802
                                                         -----------
OTHER LIABILITIES:
------------------
Deferred Compensation                                        311,550
Loan Stockholder                                              58,310
                                                         -----------

      Total Other Liabilities                                369,860
                                                         -----------

      Total Liabilities                                    1,012,662
                                                         -----------
Commitments and Contingencies - Note 10

STOCKHOLDERS' (DEFICIT):
------------------------
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 8,223,770 shares                                8,224
Additional Paid-in Capital                                 1,368,739
Retained (Deficit)                                        (1,890,966)
                                                         -----------

      Total Stockholders' (Deficit)                         (514,003)
                                                         -----------

      Total Liabilities and Stockholders'  (Deficit)     $   498,659
                                                         ===========

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------




                                            2000             1999
                                        -----------      -----------
                                        (UNAUDITED)      (UNAUDITED)
Revenue                                 $   653,356      $   289,700
                                        -----------      -----------
Cost of Sales                               564,889          258,764
                                        -----------      -----------
Gross Profit                                 88,457           30,936
                                        -----------      -----------

OPERATING EXPENSES:
-------------------
Selling Expenses                             18,382           34,993
General and Administrative Expenses         175,522          127,197
                                        -----------      -----------

      Total Operating Expenses              193,904          162,190
                                        -----------      -----------

Net (Loss) from Operations                 (105,447)        (131,254)
Interest (Expense)                          (16,510)         (15,436)
                                        -----------      -----------
Net (Loss) before Provision
   For Income Taxes                        (121,957)        (146,690)
Provision for Income Taxes                       --               --
                                        -----------      -----------

      Net (Loss)                        $  (121,957)     $  (146,690)
                                        ===========      ===========

(Loss) Per Share                        $      (.02)     $      (.02)
                                        ===========      ===========

Weighted Average Shares Outstanding       7,995,992        7,691,034
                                        ===========      ===========

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             ------------------------------------------------------




                                            2000             1999
                                        -----------      -----------
                                        (UNAUDITED)      (UNAUDITED)
Revenue                                 $   160,290      $   102,758
                                        -----------      -----------
Cost of Sales                               172,428           84,065
                                        -----------      -----------
Gross Profit                                (12,138)          18,693
                                        -----------      -----------

OPERATING EXPENSES:
-------------------
Selling Expenses                              5,098            4,745
General and Administrative Expenses          67,125           42,437
                                        -----------      -----------

      Total Operating Expenses               72,223           47,182
                                        -----------      -----------

Net (Loss) from Operations                  (84,361)         (28,489)
Interest (Expense)                           (4,959)          (4,689)
                                        -----------      -----------
Net (Loss) before Provision
   For Income Taxes                         (89,320)         (33,178)
Provision for Income Taxes                       --               --
                                        -----------      -----------

      Net (Loss)                        $   (89,320)     $   (33,178)
                                        ===========      ===========

(Loss) Per Share                        $      (.01)     $      (.00)
                                        ===========      ===========

Weighted Average Shares Outstanding       8,057,103        7,719,700
                                        ===========      ===========

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
              -----------------------------------------------------


                                                      2000           1999
                                                    ---------      ---------
                                                   (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income (Loss)                                   $(121,957)     $(146,690)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                     9,661          8,466
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                 29,315        (15,187)
   Inventory                                          (33,612)       (11,008)
   Prepaid Expenses and Other Assets                   (9,063)         4,141
Accounts Payable                                       (2,820)        54,398
Accrued Expenses                                       26,816         48,610
Taxes Payable                                            (727)         4,692
Deferred Compensation                                  39,000         39,000
                                                    ---------      ---------

      Net Cash Used in Operating Activities           (63,387)       (13,578)
                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Property, Plant and Equipment                         (17,060)        (2,897)
                                                    ---------      ---------

      Net Cash Used in Investing Activities           (17,060)        (2,897)
                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Issuance of Common Stock                               62,500             --
Loans Stockholder                                      (1,142)         1,668
Notes Payable                                          25,000             --
                                                    ---------      ---------

      Net Cash Provided by Financing Activities        86,358          1,668
                                                    ---------      ---------

Net Increase (Decrease) in Cash                         5,911        (14,807)

Cash - Beginning of Period                             59,837         48,594
                                                    ---------      ---------

Cash - End of Period                                $  65,748      $  33,787
                                                    =========      =========

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------



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

It is suggested that these interim consolidated financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Form 10 containing the Company's audited financial statements as of and for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2000.


NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------
Safari Associates, Inc. (the "Company"), formerly Mag Enterprises, Inc., a Utah Corporation, was incorporated on July 30, 1980. On August 10, 1993, the Company acquired Safari Enterprise, Inc. ("Enterprises") and its two wholly owned subsidiaries: Safari Boat Company, Inc. ("Boat") and Safari Lure Company, Inc. ("Lure") From 1993 through 1996. Boat manufactured and distributed a fiberglass boat and Lure distributed wood fishing lures. Prior to the end of 1996, the operations of Boat and Lure were discontinued. In 1996, Enterprise began manufacturing and distributing recycled single use cameras. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson(R) Cameras, sells recycled single usE cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson(R) Targets, to manufacture and selL targets. In March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets. In 1999, the Company incorporated Smith & Wesson(R) Target Company.

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------
CONSOLIDATION
-------------
The accompanying Consolidated Financial Statements include the accounts of the Company and all its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------



NOTE 3 - OBLIGATION UNDER CAPITAL LEASE
---------------------------------------
In October 1993, Safari Enterprises, Inc. ("Enterprises") a wholly owned subsidiary of the Company acquired a two acre parcel of land from the Amsterdam Industrial Development Agency (AIDA) and commenced construction of a building. AIDA loaned the Company $85,000 toward the construction of the building. As part of this transaction, Enterprises conveyed the deed to AIDA and leased it back from them.

The terms of the lease are for 10 years from July 1, 1994 to June 30, 2004. Lease payments of $1,031.28 represent principal and interest on the $85,000 advanced to the Company. The Company, at any time, may purchase the property for $85,000 with all payments considered to be principal made under the lease credited toward the purchase price. Based on the terms of the lease, the sale and leaseback is a financing lease by the Company and the obligations under the lease and related assets have been capitalized. (See Note 10 Litigation.)


NOTE 4 - NOTE PAYABLE - AIDA
----------------------------
On October 8, 1996, Enterprises, a wholly owned subsidiary of the Company borrowed $30,000 from the City of Amsterdam Industrial Development Agency (AIDA) at a rate of 8 3/4% per annum for a period of 24 months. Monthly payments Of $1,367.10 include both principal and interest. The note is guaranteed by Enterprises and Mr. Morton Berger, President of the Company. Enterprises defaulted on the note and AIDA has a judgment for the unpaid principal plus accrued interest.


NOTE 5 - DEFERRED COMPENSATION
------------------------------
In connection with the completion of a securities offering under Regulation D in November, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President and Director of the Company. The agreement called for a base annual salary of $52,000. As of September 30, 2000, the Company owes Mr. Berger $311,550.


NOTE 6 - INCOME TAXES
---------------------
There is no provision for federal or state income taxes for the periods ended June 30, 2000 and 1999 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at September 30, 2000 consists of the following:

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------



NOTE 6 - INCOME TAXES (CONTINUED)
---------------------------------

                                                        2000
                                                      --------
      Allowance for doubtful accounts                 $  9,600
      Net Operating Loss Carryforward                  650,000
      Property and Equipment                             8,000
                                                      --------
                                                       667,600
      Valuation Allowance                              667,600
                                                      --------
                                                      $   -0-
                                                      ========

As of September 30, 2000, the Company has net unused operating loss carryforwards of approximately $1,665,000 which expire in various years from 2000 through 2015.


NOTE 7 - NOTES PAYABLE
----------------------
CONVERTIBLE NOTES PAYABLE
-------------------------
In 1996, the Company borrowed a total of $139,500 from individual investors. Each loan was evidenced by a two-year promissory note with interest provided for at the rate of 12% per annum. In January 1999, nine of the investors converted their loans and accrued interest into share of common stock in the Company at an agreed upon rate of $.60 per common share. The Company issued 249,000 shares of its common stock and reclassified $124,500 principal amount of loans and $24,900 of accrued interest to stockholders' equity. Interest accrued in excess of two years was waived. One convertible note for $15,000 was not converted.

NOTES PAYABLE
-------------
In January, 2000, the Company borrowed a total of $25,000 from two individual investors. The notes are for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month to month basis.


NOTE 8 - LOAN STOCKHOLDER
-------------------------
Mrs. Lillian Berger, the majority stockholder and Secretary/Director of the Company, has over the years made advances to the Company. On October 21, 1996, she converted $39,500 of the advances into a mortgage to secure the loan on the premises at 64 Edson Street. The mortgage with interest at 9% per annum was to be paid in monthly interest payments of $296.25 beginning December 1, 1996 with the balance to be repaid December 1, 1997. Interest continues to accrue and is added to the loan balance. At June 30, 2000 the balance due was $58,310.

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------


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

In September 2000, the Company issued 250,000 restricted shares of common stock to an individual investor at a price of $.20 per share with the Company receiving net proceeds of $50,000.


NOTE 10 - COMMITMENTS & CONTINGENCIES
-------------------------------------
LITIGATION
----------
On April 8, 1998, the Amsterdam Industrial Development Agency, Plaintiff, commenced a legal action against Safari Enterprises, Inc., Defendant, in the Supreme Court of the State of New York, County of Montgomery. The Plaintiff is seeking to foreclose upon the interest of the Defendant in a lease between the Plaintiff, as landlord and the Defendant, as tenant, for premises 64 Edson Street, Amsterdam, New York and for damages for rent in arrears, including certain real estate taxes. The Defendant claims that it is the owner of premises 64 Edson Street, Amsterdam, New York and that plaintiff could not lease it property that defendant owns.

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

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------



In June, 2000, Safari Enterprises, Inc. filed for protection pursuant to Chapter 11 of the federal bankruptcy law. The filing was made in the U.S. Bankruptcy Court, Northern District of New York. The final resolution of the disputed litigation and outcome of the bankruptcy proceedings cannot be determined at this time. (See Note 13 - Subsequent Events.)

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

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------


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


NOTE 11 - GOING CONCERN
-----------------------
The Company has experienced operating loss since inception and has a retained deficit as of September 30, 2000 of $1,890,966. Approximately $1,155,000 of the losses occurred prior to 1997, and are a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras.

During the fiscal year ending December 31, 2000, the Company expects that based on shipments for the nine months, January through September 2000, and firm orders in-house that revenue will increase by approximately 80%. The Company has added a night shift to meet the demand. In 1999, the Company could not produce enough product to meet demand and had to turn away orders. The Company believes that improved efficiency, which was observed during the second half of fiscal 1999, will result in a significant increase in gross profit on each unit sold and that a break-even point could be reached in fiscal 2000.

As of September 30, 2000, the Company had current assets of $292,392 and total current liabilities of $606,260. Even if the Company is capable of generating a profit in fiscal 2000, the Company may be required to raise additional equity to reduce outstanding liabilities, to finance expansion, and the introduction of new product lines.


NOTE 12 - SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT
---------------------------------------------------------

                                              2000       1999
                                             ------     ------
        Cash Paid During the Period For:
           Interest                          $9,635     $7,977
           Income Taxes                      $   --     $   --

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------



NOTE 13 - SUBSEQUENT EVENTS
---------------------------
On October 26, 2000, the Company was the high bidder at a foreclosure sale for the property located at 64 Edson Street, with a winning bid of $91,968.56. (See Notes 3 and 10.) The Company made a down payment of $9,200.00. An additional payment of $15,000 was made on November 14, 2000. The balance will be paid at closing on or about December 26, 2000. The proceeds from this foreclosure sale are being held by a referee appointed in the case of AIDA vs. Safari Enterprises, Inc.

In September 2000, the Company was awarded a five-year contract by the United States General Services Administration for three of Safari's exclusive Smith & Wesson products.

In October 2000, the Company, through its wholly owned subsidiary, Smith & Wesson Target Company, entered into a joint venture with Benchmark Printing, Inc. to print and distribute a complete line of Smith & Wesson(R) paper targets.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF
-----------------------------------------------------------------------------
OPERATIONS
----------
Revenue for the nine months ended September 30, 2000 was $653,346 compared to $289,700 for the nine months ended September 30, 1999. This is an increase of $363,646 or 125.5% over the nine months ended September 30, 1999. The increase in sales was entirely due to the increase in the volume of recycled single use disposable cameras. The Company has not raised the price of its products.

The cost of sales for the nine months ended September 30, 2000 was $564,889 compared to $258,889 for the nine months ended September 30, 1999. This is an increase of $306,000 or 118.2% over the nine months ended September 30, 1999. Included in the cost of sales for the nine months ended September 30, 2000 is a write-off of approximately $24,000 in target inventory which was disposed of as a result of an improvement in materials used to produce targets. An additional $32,000 was written off as the Company disposed of camera shells and parts of discontinued products and private line packaging materials no longer used. The second shift was shut down for the entire month of September in which the warehouse layout was redesigned, including building shelving for inventory, laying out eight new workstations, and construction of a new office on the second floor of the facility which will be used to service the contract awarded by the United States General Services Administration. The estimated cost incurred by the Company in labor and expenses, which were not capitalized, is approximately $22,000. Without these non-recurring costs and expenses, cost of sales would have been approximately $486,889 and the gross profit would have been $166,457 or approximately 25% compared to approximately 11% in 1999. With these improvements the Company expects that the gross profit as a percentage of revenue will be in excess of 30%.

Operating expenses for the nine months ended September 30, 2000 were $193,904 compared to $162,190 for the nine months ended September 30, 1999, an increase of $31,714. Selling expenses for the nine months ended September 30, 2000 decreased by $16,611 from the nine months ended September 30, 2000. The major decreases in selling expenses were approximately $10,000 in advertising costs and $6,5000 in telemarketing expenses. General and administrative expenses for the nine months ended September 30, 2000 were $175,522 an increase of $48,325 over the nine months ended September 30, 1999. The major increase in operating expenses was an increase in professional fees of approximately $24,000 related to the Company's legal proceedings and expenses related to become a reporting Company, new equipment rentals of $6,000, increase in insurance expense of $6,000 and additional expenses of approximately $8,000 related to the facilities at 64 Edson Street which were acquired in a foreclosure sale. (See Legal proceedings and Note 10 and 13 for the Financial Statements.)

Revenue for the three months ended September 30, 2000 was $160,290 compared to $102,758 for the three months ended September 30, 1999, an increase of $57,532 or 56%. The gross profit for the three months ended September 30, 2000 showed a loss of $12,138 compared to a profit of $18,693 for the three months ended September 30, 2000. Excluding write-offs and nonrecurring expenses of approximately $54,000 the three months ended September 30, 2000 would have recorded a gross profit of approximately $41,862 or 26%. Revenue for the three months ended September 30, 2000 were lower than the quarterly revenue for the three months ended March 31, 2000 and June 30, 2000 due to the seasonal nature of camera sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of September 30, 2000, the Company has $287,563 in current assets and $642,802 in current liabilities. Approximately $281,605 of the current assets and $393,453 of the current liabilities are those of the Company's five wholly owned operating subsidiaries. The remainder are current liabilities of Safari Enterprises, Inc., Safari Boat Company, Inc., and Safari Lure Company, Inc. The sole asset of Safari Enterprises, Inc., is the property located at 64 Edson Street, Amsterdam, New York. This asset will have a book value of approximately $162,785.

Of the current liabilities, approximately $180,822 are liabilities of Safari Enterprises, Inc. About $74,832 of said current liabilities may be secured (subject to the decision of the Appellate Court) by the property located at 64 Edson Street, Amsterdam, New York. The balance of the current liabilities owed by Safari Enterprises, Inc., are unsecured and, in the opinion of the Company, uncollectable from the Company or from Safari Enterprises, Inc. The Company is investigating obtaining a capital investment or long term loan of approximately $135,000 that being the difference between the current liabilities of the five operating wholly owned subsidiaries and their current assets. However, there is no assurance that the Company can obtain the required capital investment or long term loan, or if it can obtain such a capital investment or long term loan, that it will be on terms favorable to the Company. Should the Company be unable to secure the capital investment or long term loan, the Company may have to discontinue its operations.

                             SAFARI ASSOCIATES, INC.
                             -----------------------


                           PART II - OTHER INFORMATION
                           ---------------------------


      ITEM   1    LEGAL PROCEEDINGS
      -----------------------------
                  On April 8, 1998, the Amsterdam Industrial Development Agency, Plaintiff, commenced legal action against Safari Enterprises, Inc., Defendant in a lease between Plaintiff as landlord and Defendant as tenant. A motion for summary judgment in favor of the Plaintiff was granted on September 23, 1999. The Defendant has filed an appeal..

                  In June, 2000 Safari Enterprises, Inc. filed for protection pursuant to Chapter 11 of the federal bankruptcy law. The filing was made in the U.S. Bankruptcy Court, Northern District of New York. The final resolution of the disputed litigation and outcome of the bankruptcy proceedings cannot be determined at this time.


      ITEM   2    CHANGES IN SECURITIES AND USE OF PROCEEDS
      -----------------------------------------------------
                  None.

      ITEM   3    DEFAULTS UPON SENIOR SECURITIES
      -------------------------------------------
                  None.

      ITEM   4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      ---------------------------------------------------------------
                  None.

      ITEM   5    OTHER INFORMATION
      -----------------------------
                  None.

      ITEM   6    EXHIBITS AND REPORTS ON FORM 8-K
      --------------------------------------------

             (a)  EXHIBITS
                  None.

             (b)  REPORTS ON FORM 8-K
                  None.

                                   SIGNATURES
                                   ----------




In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                SAFARI  ASSOCIATES,  INC.





                                                  /s/ Morton Berger
                                                -----------------------------
                                                      Morton Berger
                                                      Chairman and CEO










Dated:  November 15, 2000
-------------------------