Form 10KSB
period 2000-12-31
SAFARI ASSOCIATES INC
filed 2001-03-28
CIK 922011

UNITED STATES
                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2000.

      Commission file number 0-30215

                             Safari Associates, Inc.
                             -----------------------
                  Name of small business issuer in its charter

                   Utah                                  Fed ID 87-9369569
      ---------------------------------------------------------------------
      State or other jurisdiction of                      (I.R.S. Employer
      incorporation or Organization                      Identification No.)

       64 Edson Street, Amsterdam, New York                     12010
       ------------------------------------                     -----
      (Address of principal executive offices)                   Zip

Issuer's telephone number (518) 842-6500
                          --------------

Securities registered under Section 12(b) of the Exchange Act:
                               None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

      Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark , if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

Revenue for the fiscal year ended December 31, 2000 is $769,580 The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 20, 2001 amounted to $977,485

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2000 was 8,223,770 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
                                                                            ----

Item 1. Description of Business                                               3

Item 2. Description of Property                                               6

Item 3. Legal Proceedings                                                     7

Item 4. Submission of Matters to Vote of Security Holders                     8

                                     Part ll

Item 5. Market for Common Equity and Related Stockholder Matters              8

Item 6. Management's Discussion and Analysis or Plan of Operation             9

Item 7. Financial Statements                                                 10

Item 8. Changes in and Disagreements With Accountants Accounting
        And Financial Disclosure                                             10

                                    Part lll

Item 9. Directors, Executive Officers, Promoters, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   11

Item 10. Executive Compensation                                               11

Item 11. Security Ownership of Certain Beneficial Owners and Management       11

Item 12. Certain Relationships and Related Transactions                       12

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K      12

Signatures                                                                    13

                                     PART 1

Item 1. Description of Business

      Safari Associates, Inc., (the "Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. Mag Enterprises, Inc., issued a total of 600,000 shares of its $0.001 par value common stock to its officers, directors and founders. In August, 1980, the Company offered 2,000,000 shares of its common stock, par value $0.001, a6 $0.25 a share pursuant to an original Offering Circular having an effective date of August 7, 1980. The Offering Circular was filed with the Utah Securities Commission. The offer was made pursuant to a Section 3(a)(11) exemption from registration of the Securities Act of 1933, as amended. The entire offering was sold resulting in net proceeds to the Company of $44,000. Thereafter, on or about July 5, 1981, the shares of common stock of the Company became eligible for interstate trading. From on or about July 5, 1981 through December, 1986, the Company's sole asset and business was the owning of mining leases. From 1983 until on or about April, 1988, Mag Enterprises, Inc., was listed in the Pink Sheets of the National Quotation Bureau. From its inception in 1980 through November, 1986, the Company was virtually dormant. In December, 1986, the Company acquired all of the issued and outstanding common stock of American International Airboat Company, Inc., a Florida corporation that manufactured and sold aluminum airboats. In late 1987, American International Airboat Company, Inc., had its assets seized and sold for unpaid federal taxes. Mag Enterprises, Inc., reverted to being a corporation without any active business.

That on or about August 10, 1993, Mag Enterprises, Inc., entered into an Agreement and Plan of Reorganization with the owners of all of the issued and outstanding common stock of Safari Enterprises, Inc., a Delaware corporation. At the time, Safari Enterprises, Inc., had two wholly owned subsidiaries; Safari Boat Company, Inc., and Safari Lure Company, Inc., both subsidiaries organized and existing under and pursuant to the laws of the State of New York. On the date of the Agreement and Plan of Reorganization, Mag Enterprises, Inc., had authorized capital of 100,000,000 common shares, $0.0001 par value of which 5,500,000 shares were issued and outstanding, fully paid and non-assessable. Pursuant to the Agreement and Plan of Reorganization, the stockholders of Mag Enterprises, Inc., voted their stock to effectuate a 1 for 10 reverse split and to increase the par value per share to $0.001 so that on the date of the closing, the total number of shares of Mag Enterprises, Inc., common stock, issued and outstanding was 550,000, $0.001 par value. That at the closing, the stockholders of Safari Enterprises, Inc., were issued a total of 4,950,000 restricted shares of common stock of Mag Enterprises, Inc., having a par value of $0.001. The total number of shares of common stock, $0.001 par value, issued and outstanding after the closing was 5,500,000 shares.

On September 10, 1993, Articles of Amendment to the Articles of Incorporation of Mag Enterprises, Inc., were filed with the State of Utah, Department of Commerce, Division of Corporations and Commercial Code to change its name from Mag Enterprises, Inc., to Safari Associates, Inc.

By and Offering Memorandum dated December 7, 1993, the Company offered for sale 600,000 shares of its common stock, par value $0.001, at a price of $0.50 per share. The shares were sold to a total of fifty individual investors. The offering was made in accordance with an exemption from registration with the United States Securities and Exchange Commission pursuant to the terms and conditions of Regulation D, Section 230.504 of the Securities Act of 1933, as amended.

By an Offering Memorandum dated October 14, 1994, the Company offered for sale 350,000 shares of its common stock, par value $0.001, at a price of $1.50 per share. The total number of shares offered were sold to individual investors. The offering was made in accordance with an exemption from registration with the United States Securities and Exchange Commission pursuant to the terms of Regulation D, Section 230.504 of the Securities Act of 1933, as amended.

From 1993 through 1996, the Company had two operating wholly owned subsidiaries. These were Safari Boat Company, Inc., and Safari Lure Company, Inc. Safari Boat Company, Inc., manufactured and distributed a fiber glass Jon Boat. Safari Lure Company, Inc., distributed cedar wood fishing lures. By the end of 1996, management of the Company decided that both of these subsidiaries could not generate sufficient sales or profits to merit continuing their operations. The operations of both wholly owned subsidiaries were discontinued by the end of 1996.

The Company now has four wholly owned operating subsidiaries., Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., and Safari Target Corporation. The Company also owns all of the issued and outstanding common stock of Safari Enterprises, Inc. and Shoothru, Inc.

Safari Camera Corporation, a New York corporation, was organized on March 2, 1998. It is in the business of reloading single-use (disposable) cameras, which it sells to distributors, retail stores and for promotions.

Photography For Evidence, Inc., a New York corporation was organized on November 25, 1997. The Company filed a Certificate of Doing Business under the name Smith & Wesson(R) Cameras on December 17, 1997. Smith & Wesson(R)Cameras has an exclusive license from Smith & Wesson Corp., to make, use and sell single-use (disposable) cameras and conventional film using cameras under the Smith & Wesson(R) brand name. Smith & Wesson(R) Cameras markets its single-use (disposable) cameras to federal, state and local law enforcement agencies. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell these cameras to federal and state law enforcement agencies.

Impact Dampening Technology, Inc., a New York corporation, was organized on January 29, 1998. The company filed a Certificate of Doing Business under the name Smith & Wesson(R) Recoil Pad Company on February 10, 1998. Smith & Wesson(R) Recoil Pad Company has an exclusive license from Smith & Wesson(R) Corp., to make, use and sell recoil pads under the Smith & Wesson(R) brand name. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell its self-adhesive Smith & Wesson(R) shoulder recoil pad to federal and state law enforcement agencies.

Safari Target Corporation was organized under and pursuant to the laws of the State of New York on August 2, 1999. It filed a Certificate of Doing Business under the name Smith & Wesson(R) Targets on August 20, 1999. Smith & Wesson Targets(R) has an exclusive license from Smith & Wesson Corp., to make use and sell targets under the Smith & Wesson(R) brand name. Smith & Wesson(R) Targets distributes a series of self sealing targets, intended to replace steel targets. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell the Smith & Wesson(R) self sealing targets to federal and state law enforcement agencies.

Safari Camera Corporation is in the business of reloading single-use (disposable) cameras which it sells to distributors, retailers and for promotions. The company purchases used (disposable) camera shells from photo labs and others and reloads these cameras with film and if a flash camera, with a battery. Batteries and film are purchased from battery and film manufacturers and distributors. These reloaded single-use cameras are then placed in new packaging and sold. Some packaging is private label for retailers, distributors and for promotions. Other cameras are sold in generic SAFARI packaging. The raw materials required for this business are camera shells, batteries and film. This business is highly competitive as to pricing and purchasing single-use camera shells. The company has limited its distribution and solicits small niche markets so as to try to avoid the competition for camera shells and customers. Safari Camera Corporation also reloads single-use cameras for Smith & Wesson(R) Cameras.

The company solicits its customers through sales representatives, direct mail and through e-commerce. At the present time, Sierra Sales & Marketing accounts for more than fifty percent of the company's business. If Safari Camera Corporation were to lose Sierra Sales & Marketing as a customer, it would most likely have to discontinue business.

The Company averages eight full time employees. These employees devote approximately ninety (90%) percent of their time to the operations of Safari Camera Corporation. The remainder of their time is devoted to the businesses of the three other operating wholly owned subsidiaries. The operations of the Company and its three wholly owned operating subsidiaries are located at 64 Edson Street, Amsterdam, New York 12010. (See Item 2. "Description of Property").

On or about February 13, 1998, Fuji Photo Film Co., Tokyo, Japan, filed a complaint with the United States International Trade Commission (ITC) charging that certain Asian manufacturers and reloaders of single-use cameras and United States importers of those cameras were infringing on fifteen United States patents of Fujifilm that allegedly cover the manufacture of single-use cameras. On or about April 21, 1999, the ITC ruled in favor of Fuji. The case is now on appeal in the United States Court of Appeals for the Circuit of Washington, D.C. The appeal has still not been argued. Should Fuji prevail, the decision would not be binding upon United States reloaders of single-use cameras. However, the decision would be persuasive precedent as to United States reloaders. Should Fuji prevail on appeal and thereafter bring lawsuits for patent infringement against United States reloaders of single-use cameras, including Safari Camera Corporation, the company may have to discontinue it reloading operations.

Smith & Wesson(R) Cameras is an exclusive licensee of Smith & Wesson Corp. It distributes single-use cameras to law enforcement agencies. The cameras are reloaded by Safari Camera Corporation. Sales are generated through direct mail advertising, trade shows and its United States General Services Administration contract. A royalty of five (5%) percent of gross sales is paid to Smith & Wesson Corp. The business operations of Smith & Wesson(R) Cameras are subject to the same risks as set forth for Safari Camera Corporation.

Smith & Wesson(R) Recoil Pad Company is an exclusive licensee of Smith & Wesson Corp. It has private label recoil pads manufactured by Hartlee Systems, Inc. The recoil pads are designed by Smith & Wesson(R) Recoil Pad Company and the molds necessary to manufacture the recoil pads are purchased by Smith & Wesson(R) Recoil Pad Company. It distributes these pads under the Smith & Wesson brand name. Two models of recoil pads are manufactured for the company. The "Safari" model is conventional as it is fitted to the butt of the stock of a shotgun or rifle. The Smith & Wesson(R) self-adhesive shoulder recoil pad is unique as it self adheres to the outer garment being worn by the user. On September 23, 1999, Smith & Wesson(R) Recoil Pad Company, entered into a consulting agreement with Mark Hendricks with regard to the design of new recoil pads. On September , 2000, the Company entered into a consulting agreement with Jan Barani, with regard to the development of coatings for its Smith & Wesson(R) recoil pads. The Company now offers the self-adhesive shoulder recoil pad to federal and state law enforcement agencies pursuant to its contract with the United States General Services Administration, Contract #GS-07F-0434K that became effective on September 1, 2000. These recoil pads are still in test marketing and no decision has been reached as to whether the company will expand its efforts beyond test marketing at this time. Also, at this time, the Company does not have the financial resources necessary to go beyond test marketing should it decide that it would be in the best interest of the company to do so. Furthermore, the company does not have any reason to believe that it will be able to raise the capital to go beyond the test marketing phase of the business or that should it raise such capital, it could do so on terms favorable to the company or that it could compete succesfully with other companies that have been in the market for many years.

Smith & Wesson(R) Targets has an exclusive license from Smith & Wesson Corp., to make, use and sell targets under the Smith & Wesson(R) brand name. At the present time the company is test marketing a self-sealing plastic target that is intended to replace steel targets. Unlike steel targets, the Smith & Wesson(R) self-sealing targets allow a bullet to pass through when the target is struck. The user knows that the target is struck as it moves when hit by the bullet. With steel targets, when the target is struck by a bullet, there is a danger of ricochet, splatter and fragmentation of the bullet, which can strike and injure the shooter or someone in the vicinity of the shooter. With the Smith & Wesson(R) self-sealing targets, the bullet passes through the target into a safety zone without any danger of injury as the bullet does not ricochet, splatter or fragment. These targets are manufactured for Smith & Wesson(R) Targets by Creative Urethanes, Inc. Smith & Wesson(R) Targets owns the molds with which the targets are manufactured. The company is developing a line of variously shaped targets and is still at the test marketing stage of its business. Some of the targets are designed to knock-down and others to knock-down and spring back up when struck by a bullet. Others wiggle when struck by a bullet. The market for these targets now appears to be very small but may increase if their safety factor over steel targets dictates their use. The company has not advertised these targets for more than a year. The Company was awarded a five year contract for these targets by the United States General Services Administration effective September 1, 2000, for sale to federal and state law enforcement agencies. This is part of Contract #GS-07F-0434K. Should circumstances indicate that the company should go beyond test marketing of these targets, the company would have to obtain capital for advertising, manufacture and inventory. At this time the Company does not have the capital necessary for any of the foregoing and does not know whether it will be able to raise such capital, if necessary, or whether, if it could raise the capital, it can do so on terms favorable to the Company that would make it feasible to risk the capital in an attempt to increase its sales.

Shoothru, Inc., a New Jersey corporation, was acquired by the Company in March, 1998. Shoothru, Inc., developed and designed a small product line of self-sealing targets. The operations of Shoothru, Inc., are now conducted by Smith & Wesson(R)Targets.

On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson(R) brand name in the United States, its possessions and Canada. The term of the license is from January 1, 1998 to June 30, 2001. The license agreement provides that Safari Enterprises, Inc., will pay Smith & Wesson Corp., a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. By oral agreement, the minimum royalty had been kept at $8,664 a year during the term of the license agreement to December 31, 2000 and $2,500 a quarter thereafter. That minimum payment has been made and accepted during the entire life of the license agreement. The license agreement further provides that Safari Enterprises, Inc., can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, the License was amended by adding recoil pads for firearms effective January 1, 1998. The minimum royalty was not increased and covered both products. On May 18, 1999, the License was further amended to include targets for firearms effective January 1, 1998. Again, the minimum royalties were not increased and covered all three products. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography For Evidence, Inc., under the laws of the state of New York. On December 17, 1997, Photography For Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson(R) Cameras. The License Agreement was assigned the Smith & Wesson(R) Cameras. On January 29, 1998, the Company organized a wholly owned subsidiary, Impact Dampening Technologies, Inc., a New York corporation. On February 10, 1998, Impact Dampening Technologies, Inc., filed a Certificate of Doing Business under the name Smith & Wesson(R) Recoil Pad Company. Safari Enterprises, Inc., assigned its exclusive recoil pad license to Smith & Wesson(R) Recoil Pad Company. On August 2, 1999 the Company organized Safari Target Corporation under the laws of the State of New York. On August 20, 1999, Safari Target Corporation filed a Certificate of Doing Business under the name Smith & Wesson(R) Targets. Safari Enterprises, Inc., assigned its target license to Smith & Wesson(R) Targets.

Item 2. Description of Property.

The principal office and plant of the Company and its wholly owned subsidiaries is located at 64 Edson Street, Amsterdam, New York. It is the location where Safari Camera Corporation reloads single-use (disposable) cameras, inventories and from which its ships the products produced and distributed by the Company and its wholly owned subsidiaries, Smith & Wesson(R) Targets, Smith & Wesson(R) Cameras and Smith & Wesson(R) Recoil Pad Company. The entire building is occupied by the Company and its wholly owned subsidiaries. The Company owns the building and the property of which it is constructed subject to a $95,000 mortgage. Of the $95,000 mortgage, $55,000 was loaned to the Company by Lillian Berger, its Secretary-Treasurer and $40,000 was loaned to the company by Pamela Gray and Charles Gray, her husband. The building and property cost the Company approximately $192,000 to construct in 1994, which includes about $4,500 for the purchase of the vacant land. (See: Part 1, Item 3. Legal Proceedings)

The premises is a two story concrete block building on approximately two acres of land located in the Amsterdam Industrial Development Park. It has 5,000 square feet on the first floor and 1,500 square feet on the second floor. Approximately 4,000 square feet on the first floor is used for the reloading of cameras, assembly of targets, packaging of recoil pads and storage of inventory. The remainder of the space on the first floor contains three offices, two bathrooms and an entrance hall. The second floor contains an employee kitchen and general open work and storage space.

The Company has no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, the Company has no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

In or about September, 1993, the Amsterdam Industrial Development (AIDA) sold Safari Enterprises, Inc., the property on which Safari Enterprises, Inc., constructed premises 64 Edson Street, Amsterdam, New York. Thereafter, on October 4, 1993, Safari Enterprises, Inc., conveyed the property to AIDA for $85,000 pursuant to a sale and ten year leaseback at the end of which, if Safari Enterprises, Inc., met certain conditions, AIDA would convey the property back to Safari Enterprises, Inc. In or about 1996, a legal dispute arose between AIDA and Safari Enterprises, Inc., concerning the Sale and Leaseback. Safari Enterprises, Inc., stopped paying rent. The dispute between the parties was that AIDA refused to acknowledge that its ownership of the property was in effect a mortgage and that the sale and leaseback did not properly reflect the true agreement of the parties concerning the payment of real estate taxes, it being the contention of Safari Enterprises, Inc., that although the lease called for the payment of such taxes, the actual agreement was that the tenant should have a five year exemption. On April 8, 1998, AIDA commenced a legal proceeding against Safari Enterprises, Inc., defendant, in the Supreme Court of the State of New York, County of Montgomery. AIDA, in its action sought to foreclose all of the right, title and interest that Safari Enterprises, Inc., had in the subject property. A motion for Summary Judgment in favor of AIDA was granted on September 23, 1999. The decision was settled by an order of Reference dated October 6, 1999 and entered on October 20, 1999. The Order appointed a Referee to determine the amount due to the plaintiff from the defendant. As of May 5, 2000 the amount due and owing from the defendant to plaintiff was computed at $84,105.51. Pursuant to the judgment of foreclosure, the property was scheduled for public sale by the Referee on May 31, 2000. In order to Stay the sale, on May 30, 2000, Safari Enterprises, Inc., filed a Petition in Bankruptcy in the United States Bankruptcy Court, Northern District of New York, pursuant to Chapter 11 of the United States Bankruptcy law. AIDA made a motion in the bankruptcy court to lift the stay of the foreclosure sale. The motion was granted and the sale of the property took place on October 26, 2000. The Company was the high bidder at the sale, bidding $91,968.56. The Company paid the Referee a deposit of ten (10%) percent of the bid price on the date of the bidding, another $15,000 on November 14, 200 and the balance and the balance of $67, 768.40 on December 22, 2000 and by deed dated November 15, 2000, delivered to the Company on December 22, 2000 and recorded in the office of the County Clerk of Montgomery County on February 2, 2001, the property was conveyed to Safari Associates, Inc. By decision made and entered January 18, 2001, the Supreme Court, Appellate Decision, Third Department, reversed the judgment of the lower court pursuant to which the property was sold at public foreclosure sale. It was the opinion of the appellate court that the lower court erred in granting the Plaintiff's motion for summary judgment. AIDA has not appealed from the decision of the Appellate Division. The case instituted by AIDA against Safari Enterprises, Inc., is still pending but the Company, Safari Associates, Inc., now has title to premises 64 Edson Street, Amsterdam, New York. The Chapter 11 bankruptcy was converted to a Chapter 7 bankruptcy and is pending.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report, or for the entire fiscal year, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      (a) Market Information

The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board maintained the National Association of Securities Dealers under the symbol "SAFR". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

The following table sets forth the quarterly quotes of high and low prices for the Company's Common Stock on the OTC Bulletin Board during the fiscal years 1999 and 2000.

Fiscal 2000                    High               Low

March 31, 2000                 $0.437            $0.25
June 30, 2000                  $0.45             $0.19
September 30, 2000             $0.43             $0.25
December 31, 2000              $0.31             $0.12

Fiscal 1999

March 31, 1999                 $0.25             $0.125
June 30, 1999                  $0.81             $0.25
September 30, 1999             $0.43             $0.14
December 31, 1999              $0.43             $0.15

The source of this information is Bloomberg Quotation Services and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

      (b) Holders

As of December 31, 2000, there were approximately 252 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

      (c) Dividends

The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

      (d) Recent Sales of Unregistered Securities.

During the past year, the Company sold restricted shares of its $0.001 par value Common Stock without registering the securities under the Securities Act of 1933, as amended.

On or about January 14, 2000, the company sold 25,000 shares of its par value $0.001 restricted Common Stock to Anthony Crisci at a price of $0.25 a share. Mr. Crisci executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

On or about January 14, 2000, the Company sold 25,000 shares of its $0.001 par value restricted Common Stock to Jeff Rodman at a price of $0.25 a share. Mr. Rodman executed an investment letter upon which The Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

In September, 2000, the Company sold 250,000 shares of its $0.001 par value restricted Common Stock to Michael Baia at a price of $0.20 a share. Mr. Baia executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the tranasaction and no commission was paid. The proceeds were used for working capital.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Revenue for the year ended December 31, 2000 was $769,580, an increase of $300,909 (64.2%) over the year ended December 31, 1999. The increase was entirely due to an increase in the quantity of units single-use cameras sold. There was no material change in the number of units old of the other products of the Company.

Cost of sales for the year ended December 31, 2000, was 86.8%, resulting in a gross profit of 13.2%. Cost of sales for the year ended December 31, 1999, was 76.9%, resulting in a gross profit of 23.1%. The decrease of the gross profit margin can be attributed to several factors which the Company believes have now or will be corrected shortly. In the process of recycling (reloading) single-use cameras, the Company had a defective rate of approximately 20% of its cameras during the recycling process caused by new untrained employees and not being able to detect errors until after film had been loaded. New equipment that has been on order for approximately eight months, is expected to be delivered by the end of March, 2001. It is believed that this new equipment will eliminate approximately 75% of the defects while a better trained and experienced work force will eliminate most of the other defects. The cost to the Company was approximately $36,000 or 9.4% of the cost of sales.

Included in the cost of sales is a write-off of approximately $24,000 in target inventory which was disposed of as the result of an improvement in materials used to produce targets. An additional $32,000 was written off as the Company disposed of camera shells no longer used. The second shift was shut down for the entire month of September during which time the warehouse layout was redesigned, including shelving for the inventory, laying out eight new work stations, and construction of a new office on the second floor of the facility which will be used to service the contract awarded to the Company by the United States General Services Administration. The estimated cost incurred by the Company in labor, material and other direct expenses, which were not capitalized, is approximately $32,000. Without these non-recurring costs and expenses, cost of sales would have been approximately $544,455 and the gross profit would have been $215,125 or approximately 28% compared to approximately 23% in 1999. With more trained personnel and new equipment, the Company expects that the gross profit as a percentage of revenue will increase to approximately 30%.

Operating expenses for the year ended December 31, 2000 were $245,437, compared to $265,625 for the year ended December 31, 1999, a decrease of $20,188. Selling expenses for the year ended December 31, 2000 decreased by $18,807. The decrease in selling expenses were approximately $10,000 in advertising and $6,500 in telemarketing expenses. General and administrative expenses decreased by $1,381 for the year ended December

31, 2000 compared to the year ended December 31, 1999. Accounting and filing fees increased by approximately $15,000 in the year 2000. This is attributed to the fact that the Company became a reporting company. Legal fees decreased by approximately $10,000 from those of the prior year.

Liquidity and Capital Resources

At December 31, 2000, current liabilities exceeded current assets by $308,484. Approximately $157,400 of the liabilities are those of Safari Enterprises, Inc., which is now in Chapter 7 of the United States Bankruptcy law.(See Legal Proceedings, Item 3, page 7), Safari Lure Company, Inc., and Safari Boat Company, Inc., which can file for Chapter 7 protection pursuant to United States Bankruptcy law. These subsidiaries of the Company have no assets. All assets are owned by Safari Associates, Inc., the "Company" and its operating subsidiaries and are not subject to the liabilities of Safari Enterprises, Inc., Safari Lure Company, Inc., and Safari Boat Company, Inc. After deducting the liabilities of the non operating subsidiaries, current liabilities of the Company exceed current assets by approximately $151,000.

The Company is currently in the process of seeking to refinance its mortgage on its premises at 64 Edson Street for $135,000, which would infuse approximately $95,000 into the Company after paying off $40,000 of the current mortgage and converting $55,000 of said mortgage due to Lillian Berger into a long term unsecured loan. Lillian Berger has agreed to the foregoing in the event that the Company is able to refinance said mortgage. There can be no assurance that the Company will be able to refinance said mortgage or, that if it is able to obtain such refinancing, it will be on terms beneficial to the Company. The Company is also seeking to raise additional equity capital to reduce its outstanding current liabilities. There is no assurance that the Company will be able to raise the additional equity capital or that doing so will not create dilution to the present stockholders. Also, even if all of these steps are successful, there is no assurance that the Company will be able to continue as a going concern.

Item 7. Financial Statements.

The information required by this item is incorporated by reference to pages F-1 through F-15 of this annual report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

                                                             Year First Became
Name                 Age        Position With Company        Director or Officer
----                 ---        ---------------------        -------------------

Morton Berger        72         President/Director           1986

Lillian Berger       70         Secretary/Director           1986

Each director serves until the next annual meeting of shareholders and until his or her respective successor is duly elected and qualifies. Executive officers are elected by the Board of Directors to serve at the discretion of the directors.

MORTON BERGER-President/Director-He has been an officer and director of the Company since 1986. He has been the chief operating officer of the Company since September, 1986. Mr. Berger graduated from New York University Law School in June, 1952. He is the husband of Lillian Berger, the Secretary/Treasurer and Director.

LILLIAN BERGER- Secretary-Treasurer- She has been an officer and director of the Company since 1986. She graduated from Hunter College in June, 1951, Phi Beta Kappa and Cum Laude. Her major at Hunter College was economics and she was president of the Economics Society. She holds a Common Branches License in the state of New York as to teach up to the eighth grade. She taught in the New York City Public School system from September, 1952 to June, 1957 . Thereafter, she taught in the Port Chester New York Public School system from September 1967 to June 1986. She then retired and has worked as a substitute teacher and school aid at different times to date. She is the wife of Morton Berger, the president of the Company.

On June 13, 2000, Lillian Berger, Secretary-Treasurer, Director and owner of more than 10% of the Company's issued and outstanding Common Stock, sold 5,000 shares of the Company's Common Stock pursuant to Rule 144 of the Securities Act of 1933, as amended. Pursuant to Section 16(a) and 23(a) of the Securities Exchange Act of 1934, she was required to file a Form 4 with the United States Securities and Exchange Commission as she is a control person as defined in the Act. The Form 4 sets forth and discloses changes of beneficial ownership of her Common Stock of the Company. Lillian Berger failed to make the requisite.

Item 10. Executive Compensation

No Company executive other than Morton Berger has drawn or accrued a salary. Since April, 1994, Morton Berger has had an agreement to be paid a salary of $1,000 a week. He has never been paid his full salary and has been accruing his unpaid salary. From April 1, 1994 to December 31, 2000, the Company owes Morton Berger, president of the Company, accrued salary in the amount of $324,550.00.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this report, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted.

(a)   Security ownership of certain beneficial owners

                   Name and Address of      Amount and Nature (1)     Percent
Title of Class      Beneficial Owner         Of Beneficial Owner    of Class (2)
--------------     -------------------      ---------------------   ------------
Common            Lillian Berger(3)
                  13 Eastbourne Drive
                  Spring Valley, NY10977          4,010,000              48.7%

Common            Morton Berger(4)
                  13 Eastbourne Drive
                  Spring Valley, NY 10977           303,830               3.6%

(b)   Security ownership of management

                   Name and Address of      Amount and Nature (1)     Percent
Title of Class      Beneficial Owner         Of Beneficial Owner    of Class (2)
--------------     -------------------      ---------------------   ------------
Common            Lillian Berger
                  13 Eastbourne Drive
                  Spring Valley, NY 10977         4,010,000                48%

Common            Morton Berger
                  13 Eastbourne Drive
                  Spring Valley, NY 10977           303,830               3.6%

Common            Includes all Officers and
                  Directors of the Company
                  As a group (2 persons)          4,313,830                52%

(1) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant options, warrants, rights, conversion privileges or similar obligations.

(2) Based upon 8,223,770 shares outstanding, plus the amount of shares each person or group has the Right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar Obligations.

(3)   Lillian Berger is Secretary-Treasurer and a director of the Company.

(4)   Morton Berger is President and a director of the Company.

Item 12. Certain Relationships and Related Transactions

On or about December 22, 2000, the Company secured its outstanding indebtedness to Lillian Berger in the amount of $55,000 by a first mortgage on its property located at 64 Edson Street, Amsterdam, New York. Lillian Berger is an officer, director and owns over 10% of the Company's issued and outstanding Common Stock. On or about December 22, 2000, Pamela and Charles Gray loaned the Company $40,000. The loan is also secured by a mortgage on the property of the Company located at 64 Edson Street, Amsterdam, New York. The total mortgage on said property is $95,000. Pamela Gray is the daughter of Lillian Berger and her husband, Morton Berger, president of the Company. The mortgage bears interest at the rate of % per annum and is amortized over a ten year term.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

                                                                       Page
                                                                       ----

1.    Financial Statements

      Report of Independent Certified Public Accountant                F-2
      Balance Sheet as of December 31, 2000 and 1999                   F-3- F-4

      Statements of  Operations for the years ended
      December 31, 2000 and 1999                                       F-5

      Statements of Changes in Stockholder' Equity
      For the years ended December 31, 2000 and 1999                   F-6

      Statements of Cash Flows for the years ended
      December 31, 2000 and 1999                                       F-7

      Notes to Consolidated Financial Statement                        F-8- F-15

(b)   Exhibits

      None

(c)   Reports on Form 8-K

      None

                                   Signatures

In Accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Safari Associates, Inc.
                                  (Registrant)


     By /s/ Morton Berger
       ----------------------------------
            MORTON BERGER, PRESIDENT

           Date: March 28, 2001

                             SAFARI ASSOCIATES, INC.

                          Index to Financial Statements

                                                                        Page
                                                                        ----

Report of Independent Certified
   Public Accountant                                                     F-2

Consolidated Balance Sheet as of
   December 31, 2000                                                  F-3 - F-4

Consolidated Statement of Operations for the
   years ended December 31, 2000 and 1999                                F-5

Consolidated Statement of Stockholders' (Deficit)
   for the years ended December 31, 2000 and 1999                        F-6

Consolidated Statement of Cash Flows for the years
   Ended December 31, 2000 and 1999                                      F-7

Notes to Financial Statements                                         F-8 - F-15

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Safari Associates, Inc.
Amsterdam, NY

I have audited the accompanying consolidated balance sheets of Safari Associates, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safari Associates, Inc. and Subsidiaries at December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the Financial Statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 9. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Sanford Feibusch, CPA, P.C.

Monsey, New York
March 22, 2001

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

                                                                          2000
                                                                        --------
Current Assets:
Cash                                                                    $ 30,125
Accounts Receivable - Net of
   allowance of $24,000                                                   38,402
Inventory                                                                 71,941
Prepaid Expenses                                                         102,313
                                                                        --------

           Total Current Assets                                          242,781
                                                                        --------

Property, Plant and Equipment:
Net of accumulated depreciation of $50,375                               184,690
                                                                        --------

Other Assets:
Goodwill - net of amortization of $5,475                                  21,883
Other Assets                                                               1,825
                                                                        --------

           Total Other Assets                                             23,708
                                                                        --------

           Total Assets                                                 $451,179
                                                                        ========

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                        2000
                                                                    -----------
Current Liabilities:
Notes Payable                                                       $    40,000
Convertible Notes Payable                                                15,000
Mortgage Payable - Current Portion                                        5,320
Accounts Payable                                                        397,435
Payroll and Other Taxes Payable                                          29,458
Accrued Expenses                                                         64,054
                                                                    -----------

           Total Current Liabilities                                    551,267
                                                                    -----------

Other Liabilities:
Deferred Compensation                                                   324,550
Convertible Notes Payable                                                45,000
Mortgage Payable - Net of Current Portion                                89,680
                                                                    -----------

           Total Other Liabilities                                      459,230
                                                                    -----------

           Total Liabilities                                          1,010,497
                                                                    -----------

Commitments and Contingencies - Note 9

Stockholders' (Deficit):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding  8,223,770 shares                                          8,224
Additional Paid-in Capital                                            1,368,738
Retained (Deficit)                                                   (1,936,280)
                                                                    -----------

           Total Stockholders (Deficit)                                (559,318)
                                                                    -----------

           Total Liabilities and Stockholders' (Deficit)            $   451,179
                                                                    ===========

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                     2000               1999
                                                 -----------        -----------

Revenue                                          $   769,580        $   468,671
Cost of Sales                                        668,455            360,576
                                                 -----------        -----------
Gross Profit                                         101,125            108,095
                                                 -----------        -----------

Operating Expenses:
Selling Expenses                                      21,476             40,283
General and Administrative Expenses                  223,961            225,342
                                                 -----------        -----------

           Total Operating Expenses                  245,437            265,625
                                                 -----------        -----------

Net (Loss) from Operations                          (144,312)          (157,530)
Interest Expense                                     (22,959)           (21,975)
                                                 -----------        -----------
Net (Loss) before Provision
   For Income Taxes                                 (167,271)          (179,505)
                                                 -----------        -----------
Provision for Income Taxes                                --                 --

           Net (Loss)                            $  (167,271)       $  (179,505)
                                                 ===========        ===========

(Loss) Per Share                                 $      (.02)       $      (.02)
                                                 ===========        ===========

Weighted Average Shares Outstanding                8,044,604          7,743,020
                                                 ===========        ===========

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                 CONSOLIDATED STATEMENT STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                      Common Stock            Additional
                                     Par Value $.001            Paid-In        Retained
                                  Shares         Amount         Capital        (Deficit)
                                  ------         ------         -------        ---------
Balance - January 1, 1999       7,469,770     $     7,470     $ 1,115,092     $(1,589,504)
Private Placement                 155,000             155          37,345
Consulting Agreement               50,000              50           4,950
Conversion Convertible            249,000             249         149,151
Notes
Net (Loss) for the year
  ended December 31, 1999                                                        (179,505)
                              -----------     -----------     -----------     -----------

Balance-December 31,1999        7,923,770           7,924       1,306,538      (1,769,009)
                              -----------     -----------     -----------     -----------

Private Placements                300,000             300          62,200

Net(Loss)for the Year
   ended December 31,2000                                                        (167,271)
                              -----------     -----------     -----------     -----------

Balance-December 31,2000        8,223,770     $     8,224     $ 1,368,738     $(1,936,280)
                              ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                            2000        1999
                                                         ---------    ---------
Cash Flows from Operating Activities:
Net Income (Loss)                                        $(167,271)   $(179,505)
Adjustment to Reconcile Net Income (Loss)
   to net cash used in operating activities:
      Depreciation and Amortization                         11,187       11,289
      Consulting                                                          5,000
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                      29,426      (25,363)
   Inventory                                                 5,164      (10,085)
   Prepaid Expenses and Other Assets                       (39,136)       1,498
Accounts Payable                                             3,303       74,799
Payroll and Other Taxes Payable                               (327)       4,692
Accrued Expenses                                            17,218       40,066
Deferred Compensation                                       52,000       52,000
                                                         ---------    ---------

           Net Cash Used in Operating Activities           (88,436)     (25,609)
                                                         ---------    ---------

Cash Flows from Investing Activities:
Property, Plant and Equipment                              (15,542)      (2,897)
                                                         ---------    ---------

           Net Cash Used in Investing Activities           (15,542)      (2,897)
                                                         ---------    ---------

Cash Flows from Financing Activities:
Issuance of Common Stock                                    62,500       37,500
Loans Stockholder                                           (4,452)       2,249
Mortgage Payable                                            40,000           --
Notes Payable                                               40,000           --
Capital Lease Obligations                                  (63,782)          --
                                                         ---------    ---------

           Net Cash Provided by Financing Activities        74,266       39,749
                                                         ---------    ---------

Net Increase (Decrease) in Cash                            (29,712)      11,243

Cash - Beginning of Year                                    59,837       48,594
                                                         ---------    ---------

Cash - End of Year                                       $  30,125    $  59,837
                                                         =========    =========

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 1 - Description of Business

Safari Associates, Inc. (the "Company"), formerly Mag Enterprises, Inc., a Utah Corporation was incorporated on July 30, 1980. On August 10, 1993, the Company acquired Safari Enterprise, Inc. ("Enterprises") and its two wholly owned subsidiaries: Safari Boat Company, Inc. ("Boat") and Safari Lure Company, Inc. ("Lure"). From 1993 through 1996, Boat manufactured and distributed a fiberglass boat and Lure distributed wood fishing lures. Prior to the end of 1996, the operations of Boat and Lure were discontinued. In 1996, Enterprise began manufacturing and distributing recycled single use cameras. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson(R) Cameras, sells recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson(R) Recoil Pad, to manufacture and recoil pads. In March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets.

Note 2 - Summary of Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates relate to the valuation allowance in connection with deferred tax assets. Actual results could differ from those estimates.

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

Note 3 - Deferred Compensation

In connection with the completion of a securities offering under Regulation D in November, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President and Director of the Company. The agreement called for a base annual salary of $52,000. As of December 31, 2000, the Company owes Mr. Berger $324,500.

Note 4 - Income Taxes

There is no provision for federal or state income taxes for the years ended December 31, 2000 and December 31, 1999 since the Company has incurred operating losses. Additionally has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 31, 2000 and 1999 consist of the following:

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 4 - Income Taxes (Continued)

                                               2000         1999
                                             --------     --------
      Allowance for doubtful accounts        $  9,600     $  9,600
      Net Operating Loss Carryforward         683,600      617,000
      Property and Equipment                   10,000        8,000
                                             --------     --------
                                              703,200      634,600
      Valuation Allowance                     703,200      634,600
                                             --------     --------
                                             $     -0-    $     -0-
                                             ========     ========

As of December 31, 2000, the Company has net unused operating loss carryforwards of approximately $1,709,100 which expire in various years from 2000 through 2015.

Note 5 - Notes Payable

Convertible Notes Payable

In 1996, the Company borrowed a total of $139,500 from individual investors. Each loan was evidenced by a two-year promissory note with interest provided for at the rate of 12% per annum. The notes plus accrued interest were convertible into shares of the Company's common stock at $1.50 per common share. In January 1999, nine of the investors converted their loans and accrued interest into share of common stock in the Company at an agreed upon rate of $.60 per common share. The Company issued 249,000 shares of its common stock and reclassified $124,500 principal amount of loans and $24,900 of accrued interest to stockholders' equity. Interest accrued in excess of two years was waived. One convertible note for $15,000 was not converted.

On December 20, 2000, one of the creditors of the Company agreed to receive a note from the Company in the amount of $45,000 payable on December 19, 2002, together with interest thereon at the rate of 8% per annum. Commencing one year from the date of the note, the creditor may convert any portion of the note into restricted shares of common stock at a conversion rate of $.15 per share.

Notes Payable

In January, 2000, the Company borrowed a total of $25,000 from two individual investors. The notes are for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month or month basis. In November, 2000, the Company borrowed a total of $15,000 form three individual investors. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 6 - Loan Stockholder

Mrs. Lillian Berger, the majority stockholder and Secretary/Director of the Company, has over the years made advances to the Company. On October 21, 1996, she converted $39,500 of the advances into a mortgage to secure the loan on the premises at 64 Edson Street. The mortgage with interest at 9% per annum was to be paid in monthly interest payments of $296.25 beginning December 1, 1996 with the balance to be repaid December 1, 1997. Interest continues to accrue and is added to the loan balance. At December 31, 1999 the balance due was $59,452. On December 22, 2000, the balance due on the loan was $55,000. This amount was converted into a mortgage on the premise at 64 Edson Street. (See Note 7 - Mortgage Payable.)

Note 7 - Mortgage Payable

On October 26, 2000, Safari Associates, Inc. acquired the premises at 64 Edson Street in a foreclosure sale. At closing, the Company mortgaged the premises for $95,000. The term of the mortgage is for a period of ten years with interest computed at 10% per annum from the 1st day of January 2001. Monthly installments $1,255.43 including principal and interest, will commence on February 1, 2001, with the final payment due on the 1st day of January 2011.

Note 8 - Common Stock

In January 1999, holders of $124,500 in convertible notes with accrued interest of $24,900 converted those notes and accrued interest into 249,000 shares of common stock.

In June 1999, the Company entered into a consulting agreement with Mr. Michael
J. O'Connor in which he would consult the Company on procuring government contracts. As a retained, the Company issued Mr. O'Connor 50,000 restricted shares of common stock.

In October 1999, in a private placement, the Company issued 105,000 restricted shares of common stock for $25,000.

In December 1999, the Company issued 50,000 restricted shares of common stock to Mrs. Lillian Berger, a director and officer of the Company, for $12,500.

In January 2000, the Company issued a total of 50,000 restricted shares of common stock to two individual investors at a price of $.25 per share with the Company receiving net proceeds of $12,500.

In September 2000, the Company issued 250,000 restricted shares of common stock to an individual investor at a price of $.20 per share with the Company receiving net proceeds of $50,000.

                            SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

Note 9 - Commitments & Contingencies

Litigation

On April 8, 1998, the Amsterdam Industrial Development Agency, Plaintiff, commenced a legal action against Safari Enterprises, Inc., Defendant, in the Supreme Court of the State of New York, County of Montgomery. The Plaintiff was seeking to foreclose upon the interest of the Defendant in a lease between the Plaintiff, as landlord and the Defendant, as tenant, for premises 64 Edson Street, Amsterdam, New York and for damages for rent in arrears, including certain real estate taxes. The Defendant claimed that it was the owner of premises 64 Edson Street, Amsterdam, New York and that plaintiff could not lease it property that defendant owns.

A motion for Summary Judgment in favor of the Plaintiff was granted on September 23, 1999. The decision was settled by an Order of Reference dated October 6, 1999 and entered on October 20, 1999. The Order appointed a Referee to determine the amount due to the Plaintiff from the Defendant. As of May 5, 2000, the amount was computed as $84,105.51 with interest to continue thereafter. The Defendant filed a timely Notice of Appeal.

On October 26, 2000, the Company was the high bidder at a foreclosure sale for the property located at 64 Edson Street, with a winning bid of $91,968.56. The Company made a down payment of $9,200. An additional payment of $15,000 was made on November 14, 2000. The balance was paid at closing on December 22, 2000. The proceeds from this foreclosure sale are being held by a referee appointed in the case of AIDA vs. Safari Enterprises, Inc.

By decision made and entered January 18, 2001, the Supreme Court, Appellate Division, Third Department, reversed the judgment of the lower court pursuant to which the property was sold at public foreclosure sale, It was the opinion of the Appellate Court that the lower court erred in granting the Plaintiff's motion for summary judgment. AIDA has not appealed from the decision of the Appellate Division. The case instituted by AIDA against Safari Enterprises, Inc., is till pending, but the Company, Safari Associates, Inc., now has title to premises 64 Edson Street, Amsterdam, New York.

In June 2000, Safari Enterprises, Inc. filed for protection pursuant to Chapter 11 of the federal bankruptcy law. The filing was made in the U.S. Bankruptcy Court, Northern District of New York.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 9 - Commitments & Contingencies (Continued):

Litigation (Continued):

In January 2001, the Chapter 11 bankruptcy was converted to a Chapter 7 bankruptcy proceeding which is still pending. All claims and judgments against Safari Enterprises, Inc. have been included in the Financial Statements as accounts payable subject Chapter 7 bankruptcy proceedings.

There are various judgments and claims against Lure and Boats relating to expenses incurred by those companies in the ordinary course of business. These claims and judgments are reflected as liabilities in the Financial Statements.

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

On January 29, 1998 the Company organized a wholly owned subsidiary, Impact Dampening Technologies, Inc., a New York Corporation. On February 10, 1998, Impact Dampening Technologies, Inc., filed a Certificate of doing business under the name Smith & Wesson(R)Recoil Pad Company. Safari Enterprises, Inc., assigned its exclusive recoil pad License to Smith & Wesson(R)Recoil Pad Company. On August 2, the Company organized Safari Target Corporation, a New York Corporation. On August 20, 1999, Safari Target Corporation filed a Certificate of doing business as Smith & Wesson(R)Target Company. Safari Enterprises, Inc., assigned its target license to Smith & Wesson Target(R)Company.

Note 10 - Going Concern

The Company has experienced operating loss since inception and has a retained deficit of $1,936,280. Approximately $1,155,000 of the losses occurred prior to 1997, and are a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras.

The Company's current liabilities exceed its current assets by $308,484 and the Company continued to show losses from operations. All of the above raise substantial doubts about the Company's ability to continue as a going concern.

The Company's plan to alleviate this concern is several-fold. When Safari Enterprises, Inc. is liquidated under Chapter 7 bankruptcy, the Company believes approximately $103,700 of current liabilities will be discharged. Safari Lure, Inc. and Safari Boat Company, Inc. have no assets and liabilities of approximately $53,700 which could be discharged if those two entities file for protection under Chapter 7 bankruptcy proceedings.

The Company is in the process of trying to refinance its mortgage on its premises for $135,000 which would increase its current assets by approximately $95,000. Only $40,000 of the current mortgage would be repaid with the remaining $55,000 due to Mrs. Lillian Berger, the majority shareholder to the Company being converted into a long-term loan. The above will reduce the current working capital deficit from $308,484 to approximately $56,000. The Company is also in the process of seeking to raise additional equity to reduce its outstanding current liabilities. Even if all these steps are successful, there is no guarantee that the Company will be able to continue as a going concern.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

Note 12 - Supplemental Disclosures to Cash Flow Statement

                                                                        2000         1999
                                                                      --------     --------
      Cash Paid During the Period For:
         Interest                                                     $  9,321     $  8,771
         Income Taxes                                                 $     --     $     --

      Supplemental disclosure of non-cash investing and financing activities:
         Common Stock issued for consulting                           $     --     $  5,000
         Common Stock issued upon conversion
            of convertible notes and accrued interest                 $     --     $149,500