Form 10QSB
period 2001-03-31
SAFARI ASSOCIATES INC
filed 2001-05-29
CIK 922011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.

                        Commission file number 0 - 30215

                             SAFARI ASSOCIATES, INC.
                   ------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                      UTAH                                   87-9369569
         ------------------------------                ----------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|.

As of May 15, 2001, 8,223,770 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.

                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART  I  -  FINANCIAL INFORMATION

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of March 31, 2001      3 - 4

                  -  Consolidated Statement of Income for the
                      three months ended March 31, 2001 and 2000            5

                  -  Consolidated Statement of Cash Flows for the three
                      months ended March 31,2001 and 2000                   6

                  -  Notes to Consolidated Financial Statements.         7 - 13

         Item 2  -  Management's Discussion and Analysis
                      Or Plan of Operations.                               14

  PART  II  -  OTHER INFORMATION

         Item 1  -  Legal Proceedings.                                     15

         Item 2  -  Changes in Securities and Use of Proceeds.             15

         Item 3  -  Default upon Senior Securities.                        15

         Item 4  -  Submission of Matters to a Vote of Security Holders.   15

         Item 5  -  Other Information.                                     15

         Item 6  -  Exhibits and Reports on Form 8-K.                      15

SIGNATURES                                                                 16

                         PART I - FINANCIAL INFORMATION

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

                                     ASSETS

                                                                          2001
                                                                        --------
                                                                       (UNAUDITED)
CURRENT ASSETS:
Cash                                                                    $  3,691
Accounts Receivable - Net of
   Allowance of $24,000                                                   23,679
Inventory                                                                 67,396
Prepaid Expenses                                                         141,745
                                                                        --------

         Total Current Assets                                            236,511
                                                                        --------

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $53,112                               181,952
                                                                        --------

OTHER ASSETS:
Goodwill - Net of Amortization of $5,928                                  21,427
Other Assets                                                               2,150
                                                                        --------

         Total Other Assets                                               23,577
                                                                        --------

         Total Assets                                                   $442,040
                                                                        ========

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                        2001
                                                                    -----------
                                                                    (UNAUDITED)
CURRENT LIABILITIES:

Notes payable                                                       $    40,000
Convertible Notes Payable                                                15,000
Mortgage Payable-Current portion                                          5,320
Accounts Payable                                                        442,725
Payroll and Other Taxes Payable                                          29,458
Accrued Expenses                                                         75,304
                                                                    -----------

         Total Current Liabilities                                      607,807
                                                                    -----------

OTHER LIABILITIES:

Deferred Compensation                                                   337,550
Loan Stockholder                                                         15,442
Convertible Notes Payable                                                45,000
Mortgage Payable-Net of current portion                                  89,680
                                                                    -----------

         Total Other Liabilities                                        487,672
                                                                    -----------

         Total Liabilities                                            1,095,479
                                                                    -----------

Commitments and Contingencies - Note 11

STOCKHOLDERS' (DEFICIT):

Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 8,223,770 shares                                           8,224
Additional Paid-in Capital                                            1,368,738
Retained (Deficit)                                                   (2,030,401)
                                                                    -----------

         Total Stockholders' (Deficit)                                 (653,439)
                                                                    -----------

         Total Liabilities and Stockholders'  (Deficit)             $   442,040
                                                                    ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                        2001           2000
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)
Revenue                                              $    91,000    $   203,798
                                                     -----------    -----------
Cost of Sales                                            106,544        140,232
                                                     -----------    -----------
Gross Profit                                             (15,544)        63,566
                                                     -----------    -----------


OPERATING EXPENSES:

Selling Expenses                                           7,683          8,370
General and Administrative Expenses                       59,654         57,687
Research and Development Costs                             2,382           --
                                                     -----------    -----------

         Total Operating Expenses                         69,719         66,057
                                                     -----------    -----------

Net (Loss) from Operations                               (85,263)        (2,491)
Interest Expense                                           8,858          6,999
                                                     -----------    -----------
Net (Loss) before Provision
   For Income Taxes                                      (94,121)        (9,490)
Provision for Income Taxes                                  --             --
                                                     -----------    -----------

         Net (Loss)                                  $   (94,121)   $    (9,490)
                                                     ===========    ===========

(Loss) Per Share                                     $      (.01)   $      (.00)
                                                     ===========    ===========


Weighted Average Shares Outstanding                    8,223,770      7,957,103
                                                     ===========    ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                            2001         2000
                                                          --------     --------
                                                         (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                         $(94,121)    $ (9,490)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                          3,194        2,421
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                      14,723      (23,502)
   Inventory                                                 4,545       (6,783)
   Prepaid Expenses and Other Assets                       (39,757)     (23,213)
Accounts Payable                                            45,290      (31,470)
Accrued Expenses                                            11,250        9,357
Deferred Compensation                                       13,000       13,000
                                                          --------     --------

         Net Cash Used in Operating Activities             (41,876)     (69,680)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, Plant and Equipment                                 --         (1,675)
                                                          --------     --------

         Net Cash Used in Investing Activities                --         (1,675)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                      --         12,500
Loans Stockholder                                           15,442          652
Notes Payable                                                 --         25,000
                                                          --------     --------

         Net Cash Provided by Financing Activities          15,442       38,152
                                                          --------     --------

Net Increase (Decrease) in Cash                            (26,434)     (33,203)

Cash - Beginning of Period                                  30,125       59,837
                                                          --------     --------

Cash - End of Period                                      $  3,691     $ 26,634
                                                          ========     ========

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2001.

NOTE 1 - DESCRIPTION OF BUSINESS

Safari Associates, Inc. (the "Company"), a Utah Corporation was incorporated on July 30, 1980. On August 10, 1993, the Company acquired Safari Enterprise, Inc. ("Enterprises") and its two wholly owned subsidiaries: Safari Boat Company, Inc. ("Boat") and Safari Lure Company, Inc. ("Lure") From 1993 through 1996, Boat manufactured and distributed a fiberglass boat and Lure distributed wood fishing lures. Prior to the end of 1996, the operations of Boat and Lure were discontinued. In 1996, Enterprise began manufacturing and distributing recycled single use cameras. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson(R) Cameras, sells recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson(R) Targets, to manufacture and sell targets. In March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 3 - DEFERRED COMPENSATION

In connection with the completion of a securities offering under Regulation D in November, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President and Director of the Company. The agreement called for a base annual salary of $52,000. As of March 31, 2001, the Company owes Mr. Berger $337,550.

NOTE 4 - INCOME TAXES

There is no provision for federal or state income taxes for the periods ended March 31, 2001 and 2000 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at March 31, 2001 consists of the following:

                                                         2001             2000
                                                       --------         --------
         Allowance for doubtful accounts               $  9,600         $  9,600
         Net Operating Loss Carryforward                721,000          617,000
         Property and Equipment                           8,000            8,000
                                                       --------         --------
                                                        741,600          634,600
         Valuation Allowance                            741,600          634,600
                                                       --------         --------
                                                       $   --            $ - 0 -
                                                       ========         ========

As of December 31, 2000, the Company has net unused operating loss carryforwards of approximately $1,709,100, which expire in various years from 2000 through 2015.

NOTE 5 - NOTES PAYABLE CONVERTIBLE NOTES PAYABLE

In 1996, the Company borrowed a total of $139,500 from individual investors. Each loan was evidenced by a two year promissory note with interest provided for at the rate of 12% per annum. In January 1999, nine of the investors converted their loans and accrued interest into share of common stock in the Company at an agreed upon rate of $.60 per common share. One convertible note for $15,000 was not converted.

                              SAFARI ASSOCIATES,INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31,2001

NOTES PAYABLE

On December 20, 2000, one of the creditors of the company agreed to receive a note from the Company in the amount of $45,000 payable on December
19, 2002, together with interest thereon at the rate of 8% per annum. Commencing one year from the date of the note, the creditor may convert any portion of the note into restricted share of common stock in the Company at a conversion rate of $.15 per share.

NOTES PAYABLE

In January, 2000, the Company borrowed a total of $25,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month to month basis. In November, 2000, the Company borrowed a total of $15,000 from three individual investors. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum.

NOTE 6 - LOAN STOCKHOLDER

On February 27, 2001, Mrs. Lillian Berger, the majority stockholder and Secretary/Director of the Company, $15,442.

NOTE 7 - MORTGAGE PAYABLE

On October 26, 2000, Safari Associates, Inc. acquired the premises at 64 Edson Street in a foreclosure sale. At closing, the Company mortgaged the premises for $95,000.The term of the mortgage is for a period of ten years with interest computed at 10% per annum from the 1st day of January 2001. Monthly installments of $1,255.43 including principal and interest, will commence on February
1,2001, with the final payment due on the 1st day of January 2011.

NOTE 8 - COMMITMENTS & CONTINGENCIES LITIGATION

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

                             SAFARI ASSOCIATES,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2001

A motion for Summary Judgment in favor of the Plaintiff was granted on September 23, 1999. The decision was settled by an Order of Reference dated October 6, 1999 and entered on October 20, 1999. The Order appointed a Referee to determine the amount due to the Plaintiff from the Defendant. The Defendant filed a timely Notice of Appeal.

On October 26, 2000, the Company was the high bidder at a foreclosure sale for the property located at 64 Edson Street with a winning bid of $91,968.56. The Company made a down payment of $9,200. An additional payment of $15,000 was made on November 14, 2000. The balance was paid at closing on December 22, 2000. The proceeds from this foreclosure sale are being held by a referee appointed in the case of AIDA vs. Safari Enterprises, Inc.

By decision made and entered January 18, 2001, the Supreme Court, Appellate Division, Third Department, reversed the judgement of the lower court pursuant to which the property was sold at public foreclosure sale. It was the opinion of the Appellate Court that the lower court erred in granting the Plaintiff's motion for summary judgement. AIDA has not appealed the decision of the Appellate Division. The case instituted by AIDA against Safari Enterprises, Inc., is still pending, but the Company, Safari Associates, Inc., now has title to the premises at 64 Edson Street, Amsterdam, New York.

In June 2000, Safari Enterprises, Inc., filed for protection pursuant to Chapter 11 of the federal bankruptcy law. The filing was made in the U.S. Bankruptcy Court, Northern District of New York

In January, 2001, the Chapter 11 bankruptcy was converted to a Chapter 7 bankruptcy proceeding which is still pending. All claims and judgements against Safari Enterprises, Inc., have been included in the Financial Statements as accounts payable subject to Chapter 7 bankruptcy proceedings.

There are various judgments and claims against Enterprises, Lure and Boat relating to expenses incurred by those companies in the ordinary course of business. These claims and judgments are reflected as liabilities in the Financial Statements.

EMPLOYMENT AGREEMENT

On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year to year basis. Compensation shall be paid at the rate of $52,000 per year

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

LICENSE AGREEMENT

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

The original license which expired on January 30, 2001 has been extended for an additional three years and the minimum annual royalty for all three licenses is $10,000 per year.

NOTE 9 - GOING CONCERN

The Company has experienced operating loss since inception and has a retained deficit as of March 31, 2001 of $2,030,401. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additional research and development has gone into the design and production of a line of self sealing reactive targets and recoil pads

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

During the first three months of the current fiscal year, the primary distrbutor for the Company's single use recycled cameras switched to another manufacturer. This forced the Company to eliminate the distributor and approach the customers directly which has been met with a very encouraging response from those customers. In April, the Company received new equipment that had previously been on order which has improved the efficiency in the production of recycled cameras and has reduced the number of defects in one step of the production process from approximately 20% to less than 5%. The equipment also reduces the labor cost in this step by approximately 70%. The Company believes that by selling directly to the retailer and the improved efficiency in the production cycle of the single use recycled camera that it will reduce the number of units to break even. At this point the Company doesn't know if it will receive sufficient orders to become profitable in fiscal 2001.

Even if the Company is capable of generating a profit in fiscal 2001, the Company may be required to raise additional equity to reduce outstanding liabilities, finance expansion, and introduce new product lines.

Note 10 - SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT

                                                           2001           2000
         Cash Paid During the Period For:
            Interest                                    $   3,858         $4,019
            Income Taxes                                $    --           $ --

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 2001 decreased by $112,798 or approximately 55% compared the three months ended March 31, 2000. The decrease was entirely due to decreases in the shipment of recycled single use disposable cameras. During the three month ended March 31,2001, the primary distributor of the Company's recycled cameras switched to another manufacturer of recycled cameras. In May, the Company became aware of this change and contacted most of the customers which had previously purchased cameras through this distributor. The response from those customers has been very encouraging and the Company has already received orders from customers which they had been told had rejected cameras or had been told that they had gone to another distributor. The Company believes that they will be able to recoup many of the sales that they lost in the first three months of the fiscal year.

Cost of sales for the three months ended March 31, 2001 was 117.1% of revenue compared to 68.8% for the three months ended March 31, 2000. The deterioration in the cost of sales as a percentage of gross revenues was directly related to the return of rejected product by the Company's former distributor. The Company incurred additional cost on labor, packaging and freight. on each one of the returned cameras in that they had to be repackaged for a new customer. In addition to the costs described above, the cost of labor increased on a unit basis due to the decrease in volume of units sold. In April, 2001, the Company has received new equipment which has allowed it to improve efficiency and reduce the number of defects. The cost of sales as a percentage of revenue should improve dramatically over the remaining months of the current fiscal year.

Operating Expenses for the three months ended March 31, 2001 were $69,057, an increase of $3,662 over the three months ended March 31, 2000. The increase was primarily due to research and development cost related to the material used in the production of recoil pads. Interest expense for the three months ended March 31, 2001 was $8,858 an increase of $1,859, over the three months ended March 31, 2000. The increase is a result of additional notes payable and increased finance charges on credit card balances.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company has $236,511 in current assets and $606,807 in current liabilities. All of the current assets totaling $236,511 and $427,674 of the current liabilities are those of the Company's four wholly owned operating subsidiaries. The remainder are current liabilities of Safari Enterprises, Inc., Safari Boat Company, Inc., and Safari Lure Company, Inc. from the Company or from Safari Enterprises, Inc. The Company is investigating obtaining a capital investment or long term loan of approximately $200,000, that being the difference between the current liabilities of the four operating wholly owned subsidiaries and their current assets. However, there is no assurance that the Company can obtain the required capital investment or long term loan, or if it can obtain such a capital investment or long term loan, that it will be on terms favorable to the Company. Should the Company be unable to secure the capital investment or long term loan, the Company may have to discontinue its operations.

                             SAFARI ASSOCIATES, INC.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

                  On April 8, 1998, the Amsterdam Industrial Development Agency,
                  (AIDA) Plaintiff, commenced legal action against Safari Enterprises, Inc., Defendant in a lease between Plaintiff as landlord and Defendant as tenant. A motion for summary judgment in favor of the Plaintiff was granted on September 23, 1999. On January 18, 2001 the Supreme Court, Appellate Division, reversed the lower court decision and the action is still pending. In January, 2001 the Chapter 11 bankruptcy proceedings of Safari Enterprise, Inc., was converted to a Chapter 7 bankruptcy.

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

                                                   SAFARI ASSOCIATES, INC.


                                                   /s/ Morton Berger
                                                   -----------------------
                                                   Morton Berger
                                                   Chairman and CEO

DATED: MAY 29, 2001