Form 10QSB
period 2001-06-30
SAFARI ASSOCIATES INC
filed 2001-08-13
CIK 922011

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                        Commission file number 0 - 30215

                             SAFARI ASSOCIATES, INC.
                  ------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            UTAH                                            87-9369569
          --------                                          ----------
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

As of July 31, 2001, 8,959,712 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.

                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1  -  Financial Statements

                 -  Consolidated Balance Sheet as of June 30, 2001.                        3 - 4

                 -  Consolidated Statement of Income for the six
                     Months ended June 30, 2001.                                             5

                 -  Consolidated Statement of Income for the
                     Three months ended June 30, 2001.                                       6

                 -  Consolidated Statement of Cash Flows for the
                     Six months ended June 30, 2001.                                         7

                 -  Notes to Consolidated Financial Statements.                           8 - 14

         Item 2  -  Management's Discussion and Analysis
                      Or Plan of Operations.                                              15 - 16

PART II - OTHER INFORMATION

         Item 1  -  Legal Proceedings.                                                      17

         Item 2  -  Changes in Securities and Use of Proceeds.                              17

         Item 3  -  Default upon Senior Securities                                          17

         Item 4  -  Submission of Matters to a Vote of Security Holders.                    17

         Item 5  -  Other Information.                                                      17

         Item 6  -  Exhibits and Reports on Form 8-K.                                       17

SIGNATURES                                                                                  18

                         PART I - FINANCIAL INFORMATION

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS

                                                                   2001
                                                                   ----
                                                               (UNAUDITED)
CURRENT ASSETS:
Cash                                                            $ 36,881
Accounts receivable - Net of
 Allowance of $24,000                                             52,152
Inventory                                                         63,942
Prepaid and Other Current Assets                                 152,545
                                                                --------

         Total Current Assets                                    305,520
                                                                --------

PROPERTY, AND EQUIPMENT:
Net of Accumulated Depreciation of $22,698                        20,065
                                                                --------
OTHER ASSETS:
Goodwill - Net of Amortization of $6,384                          20,971
Other assets                                                     103,609
                                                                --------

         Total Other Assets                                      124,580
                                                                --------

         Total Assets                                           $450,165
                                                                ========

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                   2001
                                                                   ----
                                                               (UNAUDITED)
CURRENT LIABILITIES:
Notes Payable                                                      52,000
Convertible Notes Payable                                          15,000
Accounts Payable                                                  356,202
Payroll and Other Taxes Payable                                    23,410
Accrued Expenses                                                   95,294
                                                              -----------

         Total Current Liabilities                                541,906
                                                              -----------

OTHER LIABILITIES:
Deferred Compensation                                             350,550
Loan Stockholder                                                   57,527
Convertible Notes Payable                                          45,000
                                                              -----------
         Total Other Liabilities                                  453,077
                                                              -----------

         Total Liabilities                                        994,983
                                                              -----------

Commitments and Contingencies - Note 11

STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 8,959,712 shares                                     8,960
Additional Paid-in Capital                                      1,520,202
Retained (Deficit)                                             (2,073,980)
                                                              -----------

         Total Stockholders' (Deficit)                           (544,818)
                                                              -----------

         Total Liabilities and Stockholders'  (Deficit)       $   450,165
                                                              ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                 2001               2000
                                             -----------        -----------
                                             (UNAUDITED)        (UNAUDITED)
Revenue                                      $   242,221        $   493,056
                                             -----------        -----------
Cost of Sales                                    235,235            392,461
                                             -----------        -----------
Gross Profit                                       6,986            100,595
                                             -----------        -----------

OPERATING EXPENSES:
Selling Expenses                                  15,773             13,284
General and Administrative Expenses              124,701            108,397
Research and Development Costs                     3,792                 --
                                             -----------        -----------
         Total Operating Expenses                144,266            121,681
                                             -----------        -----------
Net (Loss) from Operations                      (137,280)           (21,086)
OTHER EXPENSES:
Interest Expense                                  31,129             11,551
Loss on Disposal of Property                      72,849                 --
                                             -----------        -----------
         Total Other Expenses                    103,978             11,551
Net (Loss) before Provision for Income
 Taxes and Extraordinary Item                   (241,258)           (32,637)
Provision for Income Taxes                            --                 --
                                             -----------        -----------
Net  (Loss) before Extraordinary Item           (241,258)           (32,637)
EXTRAORDINARY ITEM
Gain from Discontinued Operations                103,558                 --
                                             -----------        -----------
         Net (Loss)                          $  (137,700)       $   (32,637)
                                             ===========        ===========

(Loss) Per Common Share before
Extraordinary item                           $      (.03)       $      (.00)
From Extraordinary item                              .01                 --
                                             -----------        -----------
Net (Loss) per Common Share                  $      (.02)       $      (.00)
                                             ===========        ===========

Weighted Average Shares Outstanding            8,434,188          7,965,436
                                             ===========        ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                     2001              2000
                                                 -----------       -----------
                                                 (UNAUDITED)        UNAUDITED)

Revenue                                          $   151,221       $   289,258
                                                 -----------       -----------
Cost of Sales                                        128,691           252,229
                                                 -----------       -----------
Gross Profit                                          22,530            37,029
                                                 -----------       -----------

OPERATING EXPENSES:
Selling Expenses                                       8,090             4,914
General and Administrative Expenses                   65,047            50,710
Research and Development Costs                         1,410                --
                                                 -----------       -----------
         Total Operating Expenses                     74,547            55,624
                                                 -----------       -----------

Net (Loss) from Operations                           (52,017)          (18,595)

OTHER EXPENSES:
Interest Expense                                      22,271             4,552
Loss on disposal of Property                          72,849                --
                                                 -----------       -----------
         Total Other Expenses                         95,120             4,552
Net (Loss) before Provision for Income Taxes
And Extraordinary Items                             (147,137)          (23,147)
Provision for Income Taxes                                --                --
                                                 -----------       -----------
Net (Loss) before Extraordinary Items               (147,137)          (23,147)
EXTRAORDINARY ITEM:
Gain from Discontinued Operations                    103,558                --
                                                 -----------       -----------
         Net (Loss)                              $   (43,579)      $   (23,147)
                                                 ===========       ===========

(Loss) Per Common  Share before
Extraordinary Item                               $      (.00)      $      (.00)
                                                                   -----------
From Extraordinary Item                                  .01                --
                                                 -----------       -----------
Net (Loss) Per common Share                      $      (.00)      $      (.00)
                                                 ===========       ===========
Weighted Average Shares Outstanding                7,973,770         7,973,770
                                                 ===========       ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                          2001           2000
                                                       ---------      --------
                                                      (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                      $(137,700)     $(32,637)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                        5,643         4,749
(Gain) from discontinued operations                     (103,558)           --
Loss from sale of property                                72,849            --
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                   (13,750)      (63,449)
   Inventory                                               7,999         8,335
   Prepaid Expenses and Other Assets                     (32,016)       11,550
Accounts Payable                                          56,307       (34,827)
Accrued Expenses                                          31,240        21,554
Deferred Compensation                                     26,000        26,000
                                                       ---------      --------

         Net Cash Used in Operating Activities           (86,986)      (58,725)
                                                       ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment                                         --          (875)
Proceeds from sale of building                            87,215            --
                                                       ---------      --------
         Net Cash Used in Investing Activities            87,215          (875)
                                                       ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                  32,000        12,500
Loans Stockholder                                          2,527         2,656
Notes Payable                                             12,000        25,000
Mortgage payable                                         (40,000)           --
                                                       ---------      --------
         Net Cash Provided by Financing Activities         6,527        40,156
                                                       ---------      --------

Net Increase (Decrease) in Cash                            6,756       (19,444)
Cash - Beginning of Period                                30,125        59,837
                                                       ---------      --------

Cash - End of Period                                   $  36,881      $ 40,393
                                                       =========      ========

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2001.

NOTE 1 - DESCRIPTION OF BUSINESS

Safari Associates, Inc. (the "Company"), a Utah Corporation was incorporated on July 30, 1980. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson (R) Cameras, sells recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson(R) Targets, to manufacture and sell targets. In March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION

The accompanying Consolidated Financial Statements include the accounts of the Company and all its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - DEFERRED COMPENSATION

On April 1, 1994 , the Company entered into an employment agreement with Mr. Morton Berger, President and Director of the Company. The agreement called for a base annual salary of $52,000. As of June 30, 2001, the Company owes Mr. Berger $350,550.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 4 - INCOME TAXES

There is no provision for federal or state income taxes for the periods ended June 30, 2001 and 2000 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at June 30, 2001 and 2000 consists of the following:

                                                         2001         2000
                                                       --------     --------
      Allowance for doubtful accounts                  $  9,600     $  9,600
      Net Operating Loss Carryforward                   740,000      617,000
      Property and Equipment                              8,000        8,000
                                                       --------     --------
                                                        757,600      634,600
      Valuation Allowance                               757,600      634,600
                                                       --------     --------
                                                       $  - 0 -     $  - 0 -
                                                       ========     ========

As of June 30, 2000, the Company has net unused operating loss carryforwards of approximately $1,750,000, which expire in various years from 2000 through 2015.

NOTE 5 - NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE

In 1996, the Company borrowed a total of $139,500 from individual investors. Each loan was evidenced by a two-year promissory note with interest provided for at the rate of 12% per annum. In January 1999, nine of the investors converted their loans. One convertible note for $15,000 was not converted. On August 2, 2001 the remaining notes plus accrued interest were converted into restricted shares of the Company's common stock(see Note 11 Subsequent Events).

On December 20,2000, one of the creditors of the company agreed to receive a note from the Company in the amount of $45,000 payable on December 19,2002,together with interest thereon at the rate of 8% per annum. Commencing one year from the date of the note, the creditor may convert any portion of the note into restricted share of common stock in the Company at a conversion rate of $.15 per share.

NOTES PAYABLE

In January,2000, the Company borrowed a total of $25,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month to month basis .In November,2000, the Company borrowed a total of $15,000 from three individual investors. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum. In April 2001,the Company borrowed an additional $12,000 from one of its investors on a month to month basis at the rate of 10% per annum .On August 2,2001 one of the noteholders converted $32,000 in notes plus accrued interest into restricted shares of the Company's common stock (see Note 11 Subsequent Events).

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 6 SALE OF PROPERTY

On June 19,2001, the Company sold its premises at 64 Edson Street in Amsterdam N.Y. for $91,000 and recorded a loss on the sale of $ 72,849.The mortgage of $95,000 was extinguished ,$40,000 being repaid and the remaining portion of $ 55,000 was converted into a loan from Mrs. Lillian Berger,the majority shareholder and Secretary/Director in the Company.

NOTE 7 - LOAN STOCKHOLDER

As of June 3, 2001,Mrs Lillian Berger,the major stockholder and Secretary/ Director in the Company was owed a total of $55,527.

NOTE 8 - COMMON STOCK

In April,2001 the Company issued 144,142 shares of restricted common stock to Mrs. Lillian Berger in exchange for $18,000 that she had loaned to the Company.

On April 1,2001,the Company entered into a two year consulting agreement with a Mr. Robert Tolve.As compensation Mr. Tolve received 25,000 restricted shares of common stock valued at $.20 per share for a total compensation of $5,000.

On June 15,2001, Mr. Morton Berger, President of the Company acquired 50,000 restricted shares of common stock in the Company at $.20 per share or $ 10,000.

On June 19,2001, in connection with the sale of the premises at 64 Edson Street in Amsterdam N.Y.,the Company issued 200,000 restricted shares of common stock valued at $.20 per share or $40,000 for the option to reacquire the premises for $92,000 during the ten year period ending June 19,2011.

On June 30,2001, the Company issued 16,800 restricted shares of common stock to three individuals for a total consideration of $4,200 or $.25 per share.

On June 19,2001,the Company entered into a consulting agreement with Riverene Corporation to provide consulting services for a period of five years from the date of the agreement. In consideration for the consulting services, the Company issued 300,000 restricted shares of common stock valued at $.25 per share or a total of $75,000.An additional 200,000 restricted shares of common stock will be issued eight months after the date of this agreement.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 9 - COMMITMENTS & CONTINGENCIES

LITIGATION

In June 2000, Safari Enterprises, Inc., filed for protection pursuant to Chapter 11 of the federal bankruptcy law. The filing was made in the U.S. Bankruptcy Court, Northern District of New York

In January, 2001, the Chapter 11 bankruptcy was converted to a Chapter 7 bankruptcy proceeding . The claims and judgements against Safari Enterprises, Inc., have been excluded from these financial statements and the Company has recognized a gain from from discontinued operations of $103,558..

There are various judgments and claims against Safari Lure and Boat relating to expenses incurred by those companies in the ordinary course of business. These claims and judgments are reflected as liabilities in the Financial Statements.

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

The original license which expired on January 30,2001 has been extended for an additional three years and the minimum annual royalty for all three licenses is now $10,000 per year

NOTE 10 - GOING CONCERN

The Company has experienced operating loss since inception and has a retained deficit as of June 30, 2001 of $2,073,980. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has expended research and development cost that have gone into the design and production of a line of self sealing reactive targets and recoil pads.

During the first three months of the current fiscal year, the primary distributor for the Company's single use recycled cameras switched to another manufacturer. This forced the Company to eliminate the distributor and approach the customers directly, which has been met with a very encouraging response from those customers. Starting in April and continuing for the remainder of the second quarter, the Company has received orders from many of the former customers of that distributor and has been told by many other customers that when they need to reorder that they will order from the Company.

In April, the Company received new equipment that had previously been on order which has improved the efficiency in the production of recycled cameras and has reduced the number of defects in one step of the production process from approximately 20% to less than 5%.The equipment also reduces the labor cost in this step by approximately 70%. The Company believes that by selling directly to the retailer and the improved efficiency in the production cycle of the single use recycled camera that it will reduce the number of units to break even. At this point the Company doesn't know if it will receive sufficient orders to become profitable in fiscal 2001 . Even if the Company is capable of generating a profit in fiscal 2001, the Company may be required to raise additional equity to reduce outstanding liabilities ,finance expansion ,and introduce new product lines.There is no assurance that the Company will be able to raise the capital that it may require for the aforementioned purposes or, if it is able to raise such capital,that it can do so on terms favorable to the Company.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 11 - SUBSEQUENT EVENTS

On August 2,2001,the Company issued 182,000 restricted share of it common in full payment of outstanding indebtedness of $66,031 which includes $15,000 of convertible notes payable, $32,000 in notes payable , and $19,031 of accrued interest on those notes.

In July 2001, the Company entered into a ten year lease on the facilities at 64 Edson Street in Amsterdam ,New York which it sold on June 19,2001.The lease requires the Company to pay a monthly rent of $1,056.82 plus real estate taxes,insurance ,and maintenance on the premises.

NOTE 12 - SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT

                                                    2001         2000
                                                  --------     --------
      Cash Paid During the Period For:
         Interest                                 $  5,688     $  8,255
         Income Taxes                             $     --     $     --

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Revenue for the six months ended June 30, 2001 decreased by $250,835 or approximately 51% compared with the six months ended June 30, 2000. The decrease was entirely due to decreases in the shipment of recycled single use disposable cameras. During the six month ended June 30,2001, the primary distributor of the Company's recycled cameras switched to another manufacturer of recycled cameras. In May, the Company became aware of this change and contacted most of the customer who had previously purchased cameras through this distributor. The response from those customers has been very encouraging and the Company has already received orders from customers, which they had been told had rejected cameras or had been told that they had gone to another distributor. The Company believes that they will be able to recoup many of the sales that they lost in the first three months of the fiscal year.

Cost of sales for the six months ended June 30, 2001 was 97.1% of revenue compared to 79.6% for the six months ended June 30, 2000. The deterioration in the cost of sales as a percentage of gross revenues were directly related to the return of rejected product by the Company's former distributor. The Company incurred additional cost on labor, packaging and freight on each one of the returned cameras in that they had to be repackaged for new customers. In addition to the costs described above ,the cost of labor increased on a unit basis due to the decrease in volume of units sold. In April ,2001 , the Company received new equipment, which has allowed it to improve efficiency and reduce the number of defects. The cost of sales as a percentage of revenue for the three months ended June 30,2001 was 85.1% , an increase of 32.1% over the three months ended March 31,2001 and was 2% better than the three months ended June 31,2000.

Operating Expenses for the six months ended June 30, 2001 were $144,266, an increase of $22,585 over the six months ended June 30, 2000.. The increase was primarily due to research and development cost related to the material used in the production of recoil pads,legal fees , and consulting fees.

Interest expense for the six months ended June 30, 2001 were $31,129 an increase of $31,129, over the six months ended June 30, 2000. The increase is a result of additional notes payable ,increased finance charges on credit card balances and mortgage interest for six months.

On June 19,2001, the Company sold its premises at 64 Edson street and recorded a loss of $72,849.The Company leased back the facilities for a period of 10 years at $___ per year plus the Company is responsible for real estate taxes, insurance , and maintenance.

During the period, the Company recognized an Extraordinary gain of $ 103,558 from the disposition of Safari Enterprises Inc.,which is being liquidated under Chapter 7 of the Federal Bankruptcy Law.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company has $305,520 in current assets and $541,906 in current liabilities. The liabilities of. Safari Boat Company, Inc., and Safari Lure Company, Inc.,are approximately $50,000.These two companies are not operating and the Company is investigating the disposition of those entities On August 2,2001, $66,031 of current liabilities were converted into equity reducing the current working capital deficit by that amount.The Company is investigating obtaining a capital investment or long term loan of approximately $120,000 that being the difference between the current liabilities of the four operating wholly owned subsidiaries and their current assets. However, there is no assurance that the Company can obtain the required capital investment or long term loan, or if it can obtain such a capital investment or long term loan that it will be on terms favorable to the Company. Should the Company be unable to secure the capital investment or long term loan, the Company may have to discontinue its operations.

                             SAFARI ASSOCIATES, INC.

                           PART II - OTHER INFORMATION

      ITEM 1  LEGAL PROCEEDINGS

              None.

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

                                                  SAFARI ASSOCIATES, INC.


                                                  /s/ Morton Berger
                                                  ------------------------------
                                                      Morton Berger
                                                      Chairman and CEO

DATED: AUGUST 8, 2001