Form 10QSB
period 2001-09-30
SAFARI ASSOCIATES INC
filed 2001-11-13
CIK 922011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


                        Commission file number 0 - 30215


                             SAFARI ASSOCIATES, INC.
                   ------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                      UTAH                               87-9369569
         -------------------------------           ----------------------
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


As of September 30, 2001, 9,347,712 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.

                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART  I  -  FINANCIAL INFORMATION

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of September 30,
                     2001.                                               3  -  4

                  -  Consolidated Statement of Income for the nine
                        months ended September 30, 2001 and 2000.           5

                  -  Consolidated Statement of Income for the
                      three months ended September 30, 2001 and 2000.       6

                  -  Consolidated Statement of Cash Flows for the
                      nine months ended September 30, 2001 and 2000.        7

                  -  Notes to Consolidated Financial Statements.          8 - 14

         Item 2  -  Management's Discussion and Analysis
                        or Plan of Operations.                           15 - 16

  PART  II  -  OTHER INFORMATION

         Item 1  -  Legal Proceedings.                                      17

         Item 2  -  Changes in Securities and Use of Proceeds.              17

         Item 3  -  Default upon Senior Securities.                         17

         Item 4  -  Submission of Matters to a Vote of Security Holders.    17

         Item 5  -  Other Information.                                      17

         Item 6  -  Exhibits and Reports on Form 8-K.                       17

SIGNATURES                                                                  18

                         PART I - FINANCIAL INFORMATION


                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001


                                     ASSETS

                                                                    2001
                                                                  --------
                                                                 (UNAUDITED)
CURRENT ASSETS:
Cash                                                              $ 32,398
Accounts Receivable - Net of
   Allowance of $9,480                                              10,831
Inventory                                                           78,209
Prepaid and Other Current Assets                                   164,002
                                                                  --------

         Total Current Assets                                      285,440
                                                                  --------

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $17,261                          18,503
                                                                  --------

OTHER ASSETS:
Goodwill - Net of Amortization of $6,840                            20,515
Other Assets                                                        99,284
                                                                  --------

         Total Other Assets                                        119,799
                                                                  --------

         Total Assets                                             $423,742
                                                                  ========

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                        2001
                                                                    -----------
                                                                    (UNAUDITED)
CURRENT LIABILITIES:

Notes Payable                                                            20,000
Accounts Payable                                                        354,569
Payroll and Other Taxes Payable                                          23,410
Accrued Expenses                                                         47,526
                                                                    -----------

         Total Current Liabilities                                      445,505
                                                                    -----------

OTHER LIABILITIES:
Convertible Notes Payable                                               505,500
                                                                    -----------



         Total Liabilities                                              951,005
                                                                    -----------

Commitments and Contingencies - Note 10

STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 9,347,712 shares                                           9,348
Additional Paid-in Capital                                            1,637,845
Retained (Deficit)                                                   (2,174,456)
                                                                    -----------

         Total Stockholders' (Deficit)                                 (527,263)
                                                                    -----------

         Total Liabilities and Stockholders' (Deficit)              $   423,742
                                                                    ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                       2001            2000
                                                    -----------     -----------
                                                    (UNAUDITED)     (UNAUDITED)
Revenue                                             $   297,674     $   653,356
                                                    -----------     -----------
Cost of Sales                                           299,032         564,889
                                                    -----------     -----------
Gross Profit                                             (1,358)         88,457
                                                    -----------     -----------


OPERATING EXPENSES:
Selling Expenses                                         20,674          18,382
General and Administrative Expenses                     188,877         175,522
Research and Development Costs                           22,542            --
                                                    -----------     -----------
         Total Operating Expenses                       232,093         193,904
                                                    -----------     -----------

Net (Loss) from Operations                             (233,451)       (105,447)

OTHER (EXPENSES)
Interest (Expense)                                      (35,435)        (16,510)
Loss on Disposal of Property                            (72,849)           --
                                                    -----------     -----------
Total Other Expenses                                   (108,284)        (16,510)
                                                    -----------     -----------
Net (Loss) before Provision for Income Taxes
And Extraordinary Item                                 (341,735)       (121,957)
Provision for Income Taxes                                 --              --
                                                    -----------     -----------

EXTRAORDINARY ITEM
Gain From Discontinued Operations                       103,558            --
                                                    -----------     -----------
         Net (Loss)                                 $  (238,177)    $  (121,957)
                                                    ===========     ===========


(Loss) Per Common Share Before
Extraordinary Item                                  $      (.04)    $      (.02)
Extraordinary Item                                          .01            --
                                                    -----------     -----------
Net (Loss) Per Common Share                         $      (.03)    $      --
                                                    -----------     -----------

Weighted Average Shares Outstanding                   8,628,588       7,995,992
                                                    ===========     ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                     2001              2000
                                                  -----------       -----------
                                                  (UNAUDITED)       (UNAUDITED)
Revenue                                           $    55,453       $   160,290
                                                  -----------       -----------
Cost of Sales                                          63,797           172,428
                                                  -----------       -----------
Gross Profit                                           (8,344)          (12,138)
                                                  -----------       -----------

OPERATING EXPENSES:
Selling Expenses                                        4,901             5,098
General and Administrative Expenses                    64,176            67,125
Research and Development Costs                         18,750              --
                                                  -----------       -----------
         Total Operating Expenses                      87,827            72,223
                                                  -----------       -----------

Net (Loss) from Operations                            (96,171)          (84,361)

OTHER (EXPENSE)
Interest (Expense)                                     (4,306)           (4,959)
                                                  -----------       -----------
Net (Loss) before Provision
   For Income Taxes                                  (100,477)          (89,320)
Provision for Income Taxes                               --                --
                                                  -----------       -----------

         Net (Loss)                               $  (100,477)      $   (89,320)
                                                  ===========       ===========

Net (Loss) Per Common Share                       $      (.01)      $      (.01)
                                                  ===========       ===========

Weighted Average Shares Outstanding                 9,154,112         8,057,103
                                                  ===========       ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                           2001         2000
                                                         ---------    ---------
                                                        (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                        $(238,177)   $(121,957)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                          7,483        9,661
(Gain) From Discontinued Operations                       (103,558)        --
Loss From Sale of Property                                  72,849         --
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                      27,571       29,315
   Inventory                                                (6,268)     (33,612)
   Prepaid Expenses and Other Assets                       (39,148)      (9,063)
Accounts Payable                                            54,653       (2,820)
Accrued Expenses                                            50,003       26,089
Deferred Compensation                                       33,450       39,000
                                                         ---------    ---------

         Net Cash Used in Operating Activities            (141,142)     (63,387)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of Equipment                                         --        (17,060)
Proceeds From Sale of Building                              87,215         --
                                                         ---------    ---------
         Net Cash Used in Investing Activities              87,215      (17,060)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                    84,200       62,500
Loans Stockholder                                             --         (1,142)
Notes Payable                                               12,000       25,000
Payment of Mortgage                                        (40,000)        --
                                                         ---------    ---------
         Net Cash Provided by Financing Activities          56,200       86,358
                                                         ---------    ---------

Net Increase (Decrease) in Cash                              2,273        5,911

Cash - Beginning of Period                                  30,125       59,837
                                                         ---------    ---------

Cash - End of Period                                     $  32,398    $  65,748
                                                         =========    =========

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2001.


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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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


NOTE  3  -  DEFERRED COMPENSATION
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President and Director of the Company. The agreement called for a base annual salary of $52,000. As of August 9, 2001, the Company owed Mr. Berger $354,500. On August 9, 2001, the Company and Mr. Berger agreed that the total liability would be converted into a convertible note (see note 5).

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE  4  -  INCOME TAXES
There is no provision for federal or state income taxes for the periods ended September 30, 2001 and 2000 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at September 30, 2001 and 2000 consist of the following:

                                                           2001       2000
                                                         --------   --------
          Allowance for doubtful accounts                $  3,800   $  9,600
          Net Operating Loss Carryforward                 780,000    652,700
          Property and Equipment                            8,000      8,000
                                                         --------   --------
                                                          791,800    670,300
          Valuation Allowance                             791,800    670,300
                                                         --------   --------
                                                            -0-     $ - 0 -
                                                         ========   ========

As of September 30, 2000, the Company has net unused operating loss carryforwards of approximately $1,850,000, which expire in various years from 2000 through 2015.

NOTE  5  -  NOTES PAYABLE
CONVERTIBLE NOTES PAYABLE
In 1996, the Company issued convertible notes to several individual investors all except one which had been previously converted into restricted share of common stock in the Company. On August 2, 2001, the remaining $15,000 convertible note plus all accrued interest on that note was converted into restricted shares of common stock in the Company.

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

On August 9, 2001 the Company and three individuals agreed to convert a total of $460,000 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes. The convertible notes are for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003.The notes are convertible into restricted shares of common stock at a conversion rate of $.25 per share.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTES PAYABLE
In January, 2000, the Company borrowed a total of $25,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month to month basis. In November, 2000, the Company borrowed a total of $15,000 from three individual investors. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum. In April 2001, the Company borrowed an additional $12,000 from one of its investors on a month to month basis at the rate of 10% per annum .On August 2, 2001 one of the noteholders converted $32,000 in notes plus accrued interest into restricted shares of the Company's common stock.

NOTE  6  SALE OF PROPERTY
On June 19, 2001, the Company sold its premises at 64 Edson Street in Amsterdam N.Y. for $91,000 and recorded a loss on the sale of $72,849. The mortgage of $95,000 was extinguished, $40,000 being repaid and the remaining portion of $55,000 was converted into a loan from Mrs. Lillian Berger, the majority shareholder and Secretary/Director in the Company.

NOTE  7  -  LOAN STOCKHOLDER
As of June 30, 2001,Mrs Lillian Berger, the major stockholder and
Secretary/Director in the Company was owed a total of $55,527. On August 9, 2001, Mrs. Berger converted the loan plus all accrued interest on the loan into a convertible note (see Note5.)

NOTE 8 - COMMON STOCK
In April, 2001 the Company issued 144,142 shares of restricted common stock to Mrs. Lillian Berger in exchange for $18,000 that she had loaned to the Company.

On April 1, 2001, the Company entered into a two year consulting agreement with a Mr. Robert Tolve. As compensation Mr. Tolve received 25,000 restricted shares of common stock valued at $.20 per share for a total compensation of $5,000.

On June 15, 2001, Mr. Morton Berger, President of the Company, acquired 50,000 restricted shares of common stock in the Company at $.20 per share or $10,000.

On June 19, 2001, in connection with the sale of the premises at 64 Edson Street in Amsterdam N.Y., the Company issued 200,000 restricted shares of common stock valued at $.20 per share or $40,000 for the option to reacquire the premises for $92,000 during the ten year period ending June 19, 2011.

On June 30, 2001, the Company issued 16,800 restricted shares of common stock to three individuals for a total consideration of $4,200 or $.25 per share.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 8-COMMON STOCK(CONTINUED
On June 19,2001, the Company entered into a consulting agreement with Riverene Corporation to provide consulting services for a period of five years from the date of the agreement. In consideration for the consulting services, the Company issued 300,000 restricted shares of common stock valued at $.25 per share or a total of $75,000. An additional 200,000 restricted shares of common stock will be issued eight months after the date of this agreement.

On August 2, 2001, the Company issued 180,000 shares of restricted common stock for the cancellation of notes payable, convertible notes and accrued interest totaling $66,031.

During the period ended September 30, 2001, the Company issued a total of 50,000 shares of restricted stock for consulting services valued at $.25 per share for a total compensation of $12,500.

During the period ended September 30, 2001,the Company issued a total of 158,000 restricted shares of common stock to five individuals at $.25 per share of common stock Total proceeds to the Company was $39,500.

NOTE  9  -  COMMITMENTS & CONTINGENCIES
EMPLOYMENT AGREEMENT
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year to year basis. Compensation shall be paid at the rate of $52,000 per year.

LICENSE AGREEMENT
On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson(R) brand name in the United States, its possessions and Canada. The term of the License is from January 1, 1998 to January 30, 2001. The license agreement provides that Safari Enterprises, Inc. will pay Smith & Wesson Corp. a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. The license further provides that Safari Enterprises, Inc. can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, the License was amended by adding recoil pads for firearms, effective January 1, 1998.
The minimum royalties were not increased and covered both products. On May 18, 1999, the license was further amended to include targets for firearms effective January 1, 1998. Again the minimum royalties were not increased. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography for Evidence, Inc., under the laws of the State of New York. On December 17, 1997 Photography for Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Cameras. The license agreement was assigned to Smith & Wesson(R) Cameras.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

The original license which expired on January 30, 2001 has been extended for an additional three years and the minimum annual royalty for all three licenses is now $10,000 per year.

LEASE
In June 19, 2001 the Company entered into a ten years lease of the facilities at 64 Edson Street in Amsterdam, New York. The lease requires the Company to pay a monthly rental of $1,057.82 plus all real estate taxes, insurance, and maintenance costs on the premises.

NOTE  10  -  GOING CONCERN
The Company has experienced operating loss since inception and has a retained deficit as of September 30, 2001 of $2,175,000. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has funded research and development cost that have gone into the design and production of a line of self sealing reactive targets and recoil pads. During the first three months of the current fiscal year, the primary distributor for the Company's single use recycled cameras switched to another manufacturer. This forced the Company to eliminate the distributor and approach the customers directly, which has been met with a very encouraging response from those customers. Starting in April and continuing for the remainder of the second quarter, the Company has received orders from many of the former customers of that distributor and has been told by many other customers that when they need to reorder that they will order from the Company.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

Even if the Company is capable of generating a profit in fiscal 2001, the Company may be required to raise additional equity to reduce outstanding liabilities, finance expansion, and introduce new product lines. There is no assurance that the Company will be able to raise the capital that it may require for the aforementioned purposes, or if it is able to raise such capital, that it can do so on terms favorable to the Company.


NOTE  11  -  SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT

                                                           2001            2000
                                                        ---------         ------
          Cash Paid During the Period For:
             Interest                                   $   9,732         $8,255
             Income Taxes                               $    --           $ --

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS


Revenue for the nine months ended September 30, 2001 decreased by $355,682 or approximately 54% compared with the nine months ended September 30, 2000. The decrease was entirely due to decreases in the shipment of recycled single use disposable cameras. During the nine months ended September 30, 2001, the primary distributor of the Company's recycled cameras switched to another manufacturer of recycled cameras. In May, the Company became aware of this change and contacted most of the customer who had previously purchased cameras through this distributor. The response from those customers has been very encouraging and the Company has already received orders from customers, which they had been told had rejected cameras or had been told that they had gone to another distributor. The Company believes that they will be able to recoup many of the sales that they lost in the first three months of the fiscal year.

Cost of sales for the nine months ended September 30, 2001 was 100.4% of revenue compared to 86.5% for the nine months ended September 30, 2000. The deterioration in the cost of sales as a percentage of gross revenues were directly related to the return of rejected product by the Company's former distributor. The Company incurred additional cost on labor, packaging and freight on each one of the returned cameras in that they had to be repackaged for new customers. In addition to the costs described above, the cost of labor increased on a unit basis due to the decrease in volume of units sold. In April, 2001, the Company received new equipment, which has allowed it to improve efficiency and reduce the number of defects.

Operating Expenses for the nine months ended September 30, 2001 were $232,093, an increase of $38,139 over the nine months ended September 30, 2000. The increase was primarily due to research and development cost related to the material used in the production of recoil pads, legal fees, and consulting fees.

Interest expense for the nine months ended September 30, 2001 were $35,435 an increase of $18,925 over the nine months ended September 30, 2000. The increase is a result of additional notes payable, increased finance charges on credit card balances and mortgage interest for six months.

On June 19, 2001, the Company sold its premises at 64 Edson Street and recorded a loss of $72,849. The Company leased back the facilities for a period of 10 years at $ 12,694 per year plus the Company is responsible for real estate taxes, insurance, and maintenance.

During the period, the Company recognized an extraordinary gain of $ 103,558 from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company has $285,440 in current assets and $445,505 in current liabilities. The liabilities of Safari Boat Company, Inc., and Safari Lure Company, Inc., are approximately $50,000. These two companies are not operating and the Company is investigating the disposition of those entities. The Company is investigating obtaining a capital investment or long term loan of approximately $120,000 that being the difference between the current liabilities of the four operating wholly owned subsidiaries and their current assets. However, there is no assurance that the Company can obtain the required capital investment or long term loan, or if it can obtain such a capital investment or long term loan that it will be on terms favorable to the Company. Should the Company be unable to secure the capital investment or long term loan, the Company may have to discontinue its operations.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10QSB including statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

Molecuthane is a Safari Associates, Inc., registered trademark for a molded, multi-layered energy dampening material composed of molecularly cross-linked urethane molecules. Each energy dampening use is carefully studied and the final molded material is meticulously engineered to deliver the required results. It can be designed to meet almost any application where energy absorption and impact dampening are concerns. The applications are infinite.

To date, the Company has demonstrated the use of Molecuthane in recoil pads, automotive shoulder harness pads, as a soft wall barrier at an auto racetrack, and, as a component to be added to body armor to reduce blunt force trauma.

On November 8, 2001, the Company entered into an exclusive distribution agreement with Archangel International, Inc. ("Archangel") whereby the Company granted Archangel exclusive worldwide distribution of Molecuthane body armor inserts. Management is aware of the finances it must obtain to successfully perform this contract and to produce other Molecuthane products it intends to produce within the next twelve months and has been negotiating with investment bankers to obtain the required capital. The Company does not know whether it will be able to obtain the necessary capital, or if it does obtain said capital, it will do so on terms favorable to the Company.

                             SAFARI ASSOCIATES, INC.

                           PART II - OTHER INFORMATION


         ITEM  1  LEGAL PROCEEDINGS
                           None


         ITEM  2  CHANGES IN SECURITIES AND USE OF PROCEEDS None.


         ITEM  3  DEFAULTS UPON SENIOR SECURITIES
                           None.


         ITEM  4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None.


         ITEM  5  OTHER INFORMATION
                           None.


         ITEM  6  EXHIBITS AND REPORTS ON FORM 8-K

              (a)      EXHIBITS
                       --------
                       None.

              (b)      REPORTS ON FORM 8-K
                       -------------------
                       None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SAFARI ASSOCIATES, INC.



                                                   -----------------------------
                                                          Morton Berger
                                                          Chairman and CEO


DATED: NOVEMBER 2, 2001