Form 10KSB
period 2001-12-31
SAFARI ASSOCIATES INC
filed 2002-03-19
CIK 922011

                                 UNITED STATES
                            SECURITIES AND EXCHANGE
                                  COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

        [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001.

                        Commission file number 0-30215

                            Safari Associates, Inc.
                           -------------------------
                 Name of small business issuer in its charter

               Utah                              Fed ID 87-9369569
              ------                            -------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or Organization)

          64 Edson Street, Amsterdam, New York                12010
         --------------------------------------              -------
        (Address of principal executive offices)              (Zip)

                   Issuer's telephone number (518) 842-6500

        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $.001 par value
                       -------------------------------
                               (Title of class)

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [  ]

     Indicate by check mark , if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenue for the fiscal year ended December 31, 2001 is $348,460.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 7, 2002 amounted to $1,125,005.

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2001 was 9,331,712 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                  FORM 10-KSB
                      FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS
                               -----------------

                                    Part I

                                                                          Page
                                                                          ----

Item 1.   Description of Business.                                          3

Item 2.   Description of Property.                                          6

Item 3.   Legal Proceedings.                                                7


Item 4.   Submission of Matters to Vote of Security Holders.                8

                                   Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.         8

Item 6.   Management's Discussion and Analysis or Plan of Operation.        9

Item 7.   Financial Statements.                                            10

Item 8.   Changes in and Disagreements With Accountants Accounting
           And Financial Disclosure.                                       10

                                   Part III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons;
           Compliance with Section 16(a) of the Exchange Act.              11

Item 10.  Executive Compensation.                                          11

Item 11.  Security Ownership of Certain Beneficial Owners and Management.  11

Item 12.  Certain Relationships and Related Transactions.                  12

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. 12

Signatures                                                                 13


                                    PART I

Item 1.  Description of Business

Safari Associates, Inc., (the "Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. Mag Enterprises, Inc. issued a total of 600,000 shares of its $0.001 par value common stock to its officers, directors and founders. In August, 1980, the Company offered 2,000,000 shares of its common stock, par value $0.001, at a price of $0.25 per share pursuant to an original Offering Circular having an effective date of August 7, 1980. The Offering Circular was filed with the Utah Securities Commission. The offer was made pursuant to a Section 3(a)(11) exemption from registration of the Securities Act of 1933, as amended. The entire offering was sold resulting in net proceeds to the Company of $44,000. Thereafter, on or about July 5, 1981, the shares of common stock of the Company became eligible for interstate trading. From on or about July 5, 1981 through December 1986, the Company's sole asset and business was the owning of mining leases. From 1983 until on or about April 1988, Mag Enterprises, Inc. was listed in the Pink Sheets of the National Quotation Bureau. From its inception in 1980 through November 1986, the Company was virtually dormant. In December 1986, the Company acquired all of the issued and outstanding common stock of American International Airboat Company, Inc., a Florida corporation that manufactured and sold aluminum airboats. In late 1987, American International Airboat Company, Inc. had its assets seized and sold for unpaid federal taxes. Mag Enterprises, Inc. reverted to being a corporation without any active business.

On or about August 10, 1993, Mag Enterprises, Inc., entered into an Agreement and Plan of Reorganization with the owners of all of the issued and outstanding common stock of Safari Enterprises, Inc., a Delaware corporation. At the time, Safari Enterprises, Inc. had two wholly owned subsidiaries; Safari Boat Company, Inc., and Safari Lure Company, Inc., both subsidiaries organized and existing under and pursuant to the laws of the State of New York. On the date of the Agreement and Plan of Reorganization, Mag Enterprises, Inc., had authorized capital of 100,000,000 common shares, $0.0001 par value, of which 5,500,000 shares were issued and outstanding, fully paid and non-assessable. Pursuant to the Agreement and Plan of Reorganization, the stockholders of Mag Enterprises, Inc. voted their stock to effectuate a 1 for 10 reverse split and to increase the par value per share to $0.001 so that on the date of the closing, the total number of shares of Mag Enterprises, Inc., common stock, issued and outstanding was 550,000, $0.001 par value. At the closing, the stockholders of Safari Enterprises, Inc. were issued a total of 4,950,000 restricted shares of common stock of Mag Enterprises, Inc., having a par value of $0.001. The total number of shares of common stock, $0.001 par value, issued and outstanding after the closing was 5,500,000 shares.

On September 10, 1993, Articles of Amendment to the Articles of Incorporation of Mag Enterprises, Inc. were filed with the State of Utah, Department of Commerce, Division of Corporations and Commercial Code to change its name from Mag Enterprises, Inc., to Safari Associates, Inc.

By an Offering Memorandum dated December 7, 1993, the Company offered for sale 600,000 shares of its common stock, par value $0.001, at a price of $0.50 per share. The shares were sold to a total of fifty individual investors. The offering was made in accordance with an exemption from registration with the United States Securities and Exchange Commission pursuant to the terms and conditions of Regulation D, Section 230.504 of the Securities Act of 1933, as amended.

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

From 1993 through 1996, the Company had two operating wholly owned subsidiaries. These were Safari Boat Company, Inc. and Safari Lure Company, Inc. Safari Boat Company, Inc. manufactured and distributed a fiber glass Jon Boat. Safari Lure Company, Inc. distributed cedar wood fishing lures. By the end of 1996, management of the Company decided that both of these subsidiaries could not generate sufficient sales or profits to merit continuing their operations. The operations of both wholly owned subsidiaries were discontinued by the end of 1996.

The Company now has four wholly owned operating subsidiaries. Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., and Safari Target Corporation. The Company also owns all of the issued and outstanding common stock of Safari Enterprises, Inc. and Shoothru, Inc.

Safari Camera Corporation, a New York corporation, was organized on March 2, 1998. It is in the business of reloading single-use (disposable) cameras, which it sells to distributors, retail stores and for promotions.

Photography For Evidence, Inc., a New York corporation was organized on November 25, 1997. The Company filed a Certificate of Doing Business under the name Smith & Wesson(R) Cameras on December 17, 1997. Smith & Wesson(R) Cameras has an exclusive license from Smith & Wesson Corp., to make, use and sell single-use (disposable) cameras and conventional film using cameras under the Smith & Wesson(R) brand name. Smith & Wesson(R) Cameras markets its single-use (disposable) cameras to federal, state and local law enforcement agencies. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell these cameras to federal and state law enforcement agencies.

Impact Dampening Technology, Inc., a New York corporation, was organized on January 29, 1998. The company filed a Certificate of Doing Business under the name Smith & Wesson(R) Recoil Pad Company on February 10, 1998. Smith & Wesson(R) Recoil Pad Company has an exclusive license from Smith & Wesson(R) Corp., to make, use and sell recoil pads under the Smith & Wesson(R) brand name. Effective September I, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell its self-adhesive Smith & Wesson(R) shoulder recoil pad to federal and state law enforcement agencies.

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

Smith & Wesson(R) Recoil Pad Company is an exclusive licensee of Smith & Wesson Corp. It has private label recoil pads manufactured by Hartlee Systems, Inc. The recoil pads are designed by Smith & Wesson(R) Recoil Pad Company and the molds necessary to manufacture the recoil pads are purchased by Smith & Wesson(R) Recoil Pad Company. It distributes these pads under the Smith & Wesson brand name. Two models of recoil pads are manufactured for the company. The "Safari" model is conventional as it is fitted to the butt of the stock of a shotgun or rifle. The Smith & Wesson(R) self-adhesive shoulder recoil pad is unique as it self adheres to the outer garment being worn by the user. On September 23, 1999, Smith & Wesson(R) Recoil Pad Company, entered into a consulting agreement with Mark Hendricks with regard to the design of new
recoil pads.   In September of 2000, the Company entered into a consulting agreement with Jan Barani, with regard to the development of coatings for its Smith & Wesson(R) recoil pads. The Company now offers the self-adhesive shoulder recoil pad to federal and state law enforcement agencies pursuant to
its   contract with the United States General Services Administration,
Contract #GS-07F-0434K that became effective on September 1, 2000. These recoil pads are still in test marketing and no decision has been reached as to whether the company will expand its efforts beyond test marketing at this time. Also, at this time, the Company does not have the financial resources necessary to go beyond test marketing should it decide that it would be in the best interest of the company to do so. Furthermore, the company does not have any reason to believe that it will be able to raise the capital to go beyond the test marketing phase of the business or that should it raise such capital, it could do so on terms favorable to the company or that it could compete successfully with other companies that have been in the market for many years.

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

Shoothru, Inc., a New Jersey corporation, was acquired by the Company in March, 1998. Shoothru, Inc. developed and designed a small product line of self-sealing targets. The operations of Shoothru, Inc. are now conducted by Smith & Wesson(R) Targets.

On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson(R) brand name in the United States, its possessions and Canada. The term of the license is from January 1, 1998 to June 30, 2001. The license agreement provides that Safari Enterprises, Inc., will pay Smith & Wesson Corp., a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. By oral agreement, the minimum royalty had been kept at $8,664 a year during the term of the license agreement to December 31, 2000 and $2,500 a quarter thereafter. That minimum payment has been made and accepted during the entire life of the license agreement. The license agreement further provides that Safari Enterprises, Inc. can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, the License was amended by adding recoil pads for firearms effective January 1, 1998. The minimum royalty was not increased and covered both products. On May 18, 1999, the License was further amended to include targets for firearms effective January 1, 1998. Again, the minimum royalties were not increased and covered all three products. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography For Evidence, Inc., under the laws of the state of New York. On December 17, 1997, Photography For Evidence, Inc. filed a Certificate of Doing Business under the name Smith & Wesson(R) Cameras. The License Agreement was assigned the Smith & Wesson(R) Cameras. On January 29, 1998, the Company organized a wholly owned subsidiary, Impact Dampening Technologies, Inc., a New York corporation. On February 10, 1998, Impact Dampening Technologies, Inc. filed a Certificate of Doing Business under the name Smith & Wesson(R) Recoil Pad Company. Safari Enterprises, Inc. assigned its exclusive recoil pad license to Smith & Wesson(R) Recoil Pad Company. On August 2, 1999 the Company organized Safari Target Corporation under the laws of the State of New York. On August 20, 1999, Safari Target Corporation filed a Certificate of Doing Business under the name Smith & Wesson(R) Targets. Safari Enterprises, Inc. assigned its target license to Smith & Wesson(R) Targets.

On February 3, 2002, the Company leased a plant in Greenwood, Indiana in which it will produce MolecuthaneTM products. (See: Part 1, Item 2. Description of Property). MolecuthaneTM is a multi layered synthetic material designed by the Company to protect individuals and objects from injury, discomfort and damage caused by kinetic force. The material is formulated to give the ultimate protection required for each specific application. Using molecular cross-linking, separate layers of MolecuthaneTM, each layer formulated to achieve a defined result, are joined together into one unit. In effect, the unit is a system because of the integrated action of each layer with the other layers. The Company filed a trade mark application with the United States Patent and Trademark Office designating the material as MolecuthaneTM. The material's primary use is to protect against injury and discomfort whenever kinetic force from an impact or vibration resulting from an impact can cause injury or discomfort to an individual or damage to property.

In November, 2001, the Company granted Archangel International, Inc., exclusive distribution of its MolecuthaneTM body armor inserts. The purpose of the inserts is to prevent injury to the wearer of a bullet proof vest if struck by a bullet that does not penetrate the vest as this can cause blunt force trauma injuries. The distribution agreement provides in substance that commencing with the date that the Company is in production of the MolecuthaneTM body armor inserts, Archangel International, Inc., will distribute $10 million in the inserts during the first year of production with an increase of ten (10%) percent in each of the remaining two years of the agreement. In the event that Archangel International fails to meet its minimums, the Company has the option of terminating the distribution agreement. The Company is not in production of its MolecuthaneTM body armor inserts at this time.


Item 2.  Description of Property.

The principal office and plant of the Company and its wholly owned subsidiaries is located at 64 Edson Street, Amsterdam, New York. It is the location where Safari Camera Corporation reloads single-use (disposable) cameras, inventories and from which its ships the products produced and distributed by the Company and its wholly owned subsidiaries, Smith & Wesson(R) Targets, Smith & Wesson(R) Cameras and Smith & Wesson(R) Recoil Pad Company. The entire building is occupied by the Company and its wholly owned subsidiaries. The building had been owned by Safari Enterprises, Inc. with a mortgage held by the Amsterdam Industrial Development Agency, which foreclosed upon the building for non payment of the mortgage. A foreclosure sale was held on October 26, 2000, and Safari Associates, Inc., was the high bidder at said sale, bidding $91,968.56. On December 22, 2000, the Company closed pursuant to the terms of its bid and acquired title to the premises on December 22, 2000. On May 18, 2001, the Company sold the premises to Tony Courtney and Craig Walls for $92,000 and entered into a ten year leaseback with an option to purchase. The monthly rental is $1,141.82 plus real estate and other taxes applicable to said premises. The Company has an option to buy back the premises.

The premises are a two story concrete block building on approximately two acres of land located in the Amsterdam Industrial Development Park. It has 5,000 square feet on the first floor and 1,500 square feet on the second floor. Approximately 4,000 square feet on the first floor is used for the reloading of cameras, assembly of targets, packaging of recoil pads and storage of inventory. The remainder of the space on the first floor contains three offices, two bathrooms and an entrance hall. The second floor contains an employee kitchen and general open work and storage space.

On or about February 3, 2002, the Company leased premises No. 410 East Main Street, Greenwood, Indiana for a term of one years at a rental of $1,000 a month. It is at these premises that the Company is establishing its plant to manufacture MolecuthaneTM products. The premises are a one story building containing approximately 2,800 square feet.

On December 31, 2001, Craig Walls, who, at the time was the sole owner of United States Patent No. 6,003,609, bearing date December 21, 1999, did assign said Patent to the Company. The assignment was filed with the United States Patent and Trademark Office on or about February 26, 2002. The Patent covers a fire safety device for controlling the spread of fire in a structure. The invention comprises a base plate, a smoke detector, a syringe, and a cover. The syringe has a reservoir containing a fire retardant chemical. A fuse link holder has a melting fuse that maintains a plunger assembly in position and a spring is loaded behind the plunger. The syringe also has a nozzle in open communication with a supply line, which is in open communication to the reservoir. When a sufficiently high ambient temperature is reached, the fuse link melts, releasing the piston rod from the fuse link and allowing the coil spring to urge the plunger toward the other end of the syringe and forcing the fire-retardant chemical from the nozzle. When smoke is present, the smoke detector sounds an audible alarm.

The Company has no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, the Company has no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.


Item 3.  Legal Proceedings.

     None


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

The following table sets forth the quarterly quotes of high and low prices for the Company's Common Stock on the OTC Bulletin Board during the fiscal years 2000 and 2001.

Fiscal 2001         High           Low

March 31, 2001      $0.37          $0.14
June 30, 2001       $0.60          $0.22
September 30, 2001  $0.88          $0.45
December 31, 2001   $0.75          $0.33

Fiscal 2000         High           Low

March 31, 2000      $0.437         $0.25
June 30, 2000       $0.45          $0.19
September 30, 2000  $0.43          $0.25
December 31, 2000   $0.31          $0.12

The source of this information is Bloomberg Quotation Services and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.


     (b) Holders

As of December 31, 2001, there were approximately 250 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

     (c) Dividends

The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

     (d) Recent Sales of Unregistered Securities.

During the past year, the Company sold restricted shares of its $0.001 par value Common Stock without registering the securities under the Securities Act of 1933, as amended.

On or about February 14, 2001, the Company issued 25,000 shares of its par value $0.001 restricted Common Stock to Jan Barani, a chemist, in consideration of a three year consulting agreement during which the consultant is to render services regarding the Company's development of MolecuthaneTM products. Mr. Barini executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about March 3, 2001, the Company sold 144,142 shares of its par value $0.001 restricted Common Stock to Lillian Berger, Secretary-Treasurer of the Company at a price of $0.125 a share. Mrs. Berger executed an investment letter upon which the Company relied to establish that the transaction was exempt fro registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital

On or about March 27, 2001, the Company issued 25,000 shares of its par value $0.001 restricted Common Stock to Robert Tolve in consideration of a three year consulting agreement during which the Consultant is to render consulting services relating to the Company's printing and packaging requirements. Mr. Tolve executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about March 31, 2001, the Company issued 25,000 shares of its par value $0.001 restricted Common Stock to Clete Boyer in consideration of a three year consulting agreement during which the Consultant is to render consulting services relating to the Company's development of MolecuthaneTM products for use in the sport of baseball. Mr. Boyer executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about March 31, 2001, the Company issued 300,000 shares of its par value $0.001 restricted Common Stock to Riverene Corporation in consideration of a three year consulting agreement during which the Consultant is to render services in the development of MolecuthaneTM products. The Consultant executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about June 30, 2001, the Company issued 200,000 shares of its par value $0.001 restricted Common Stock to Tony Courtney in payment for an option to purchase premises 64 Edson Street, Amsterdam, NY. Mr. Courtney executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about July 23, 2001, the Company sold 50,000 shares of its par value $0.001 restricted Common Stock to Morton Berger, President of the Company, at a price of $0.20 a share. Mr. Berger executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

On or about August 6, 2001, the Company sold 40,000 shares of its par value $0.001 restricted Common Stock to Nelson A. Fisher and Louise Fisher, his wife, at a price of $0.25 a share. Mr. And Mrs. Executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

On or about August 16, 2001, the Company sold 180,000 shares of its par value $0.001 restricted Common Stock to John J. Bruno at a price of $0.37a share. Mr. Bruno executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital by paying a current liability of the Company owed to Mr. Bruno.

On or about August 16, 2001, the Company sold 12,000 shares of its par value $0.001 restricted Common Stock to Joseph E. Anderson at a price of $0.25 a share. Mr. Anderson executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

On or about September 20, 2001, the Company sold 10,000 shares of its par value $0.001 restricted common stock to Nelson A. Fisher and Louise Fisher, his wife, at a price of $0.25 a share. Mr. And Mrs. Fisher executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

On or about October 5, 2001, the Company paid Brian Van Deman for consulting services by issuing to him 10,000 shares of its par value $0.001 restricted Common Stock. Mr. Van Deman executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about December 18, 2001, the Company sold 50,000 shares of its par value $0.001 restricted Common Stock to James Dion at $.038 a share. Mr. Dion executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Revenue for the year ended December 31, 2001, was $348,460, a decrease of $421,120 or 54.7% from the year ended December 31, 2000. There were several factors that caused the decrease including (a) loss of a major distributor of the Company's single-use cameras; (b) another major customer no longer carries private label single-use cameras and (c) general weakness in the economy, especially in the travel and leisure area. Also, the Company has not invested any resources in the production or distribution of targets and recoil pads.

Cost of sales for the year ended December 31, 2001, was 126.6% of revenue resulting in a gross loss of 26.6%. Included in cost of sales for the year ended December 31, 2001 was a write off of approximately $85,000 of prepaid obsolete packaging materials. Labor costs as a percentage of sales increased by over 12%. Excess workers were laid off but it was necessary for the Company to retain certain personnel. Cost of sales for the year ended December 31, 2000 was 86.8% resulting in a gross profit of 13.2%.

Operating expenses for the year ended December 31, 2001 were $339,013 compared to $245,437 for the year ended December 31, 2000, an increase of $93, 576 or 38.1%. Selling expenses increased by $3,256. General and administrative expenses increased by $60, 553. Major increases included $35,000 for a plant manager, rent increased by $7,000 and utilities increased by $5,000.

Other expenses for the year ended December 31, 2001, were $520,750 compared to $22,959 in the year ended December 31, 2000. In fact, the Company recorded a loss of $72, 849 on the sale of its property in Amsterdam, New York and interest expense of $47,901, an increase of $24, 942. The increase in interest expense resulted from converting current liabilities and deferred compensation into convertible notes. The Company recorded an extraordinary gain on discontinued operations of $103,558 on the liquidation of a non operating subsidiary.

Liquidity and Capital Resources
--------------------------------

As of December 31, 2001 current liabilities exceeded current assets by $347,684. Approximately $30,000 of the current liabilities were paid by Lillian Berger, Secretary-Treasurer of the Company in January, 2002 and replaced by a long term loan. The Company has reduced monthly cash operating expenses to approximately $9,000 per month. The Company expects to generate a gross profit from sale of single-use cameras of approximately $3,000 a month resulting in a cash shortfall of $72,000. The Company is pursuing several methods of financing the shortfall. There is no assurance that the Company will be able to raise the additional equity capital or that doing so will not create dilution to present stockholders. Also, even if the Company is successful, there is no assurance that the Company will be able to continue as a going concern.


Item 7.  Financial Statements.

The information required by this item is incorporated by reference to pages F-1 through F-14 of this annual report on Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None


                                 Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Name              Age       Position With Company        Year First Became
----              ---       ---------------------       Director or Officer
                                                        --------------------

Morton Berger     73        President/Director                  1986

Lillian Berger    71        Secretary/Director                  1986

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

On May 29, 2001, Morton Berger, President of the Company sold 15, 687 shares of the Company's Common Stock pursuant to Rule 144 of the Securities Act of 1933, as amended. On September 26, 2001, He sold 25,000 shares of the Company's Common Stock pursuant to Rule 144 of the Securities Act of 1933, as amended. On July 23, 2001, he purchased 50,000 shares of the Company's restricted Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to Section 16(a) and 23(a) of the Securities Exchange Act of 1934, he was required to file a Form 4 with the United States Securities and Exchange Commission as he was a control person as defined by the Act. The Form 4 sets forth and discloses changes of beneficial ownership of his Common Stock of the Company. Morton Berger failed to make the requisite filings.

LILLIAN BERGER- Secretary-Treasurer- She has been an officer and director of the Company since 1986. She graduated from Hunter College in June, 1951, Phi Beta Kappa and Cum Laude. Her major at Hunter College was economics and she was president of the Economics Society. She holds a Common Branches License in the state of New York as to teach up to the eighth grade. She taught in the New York City Public School system from September, 1952 to June, 1957. Thereafter, she taught in the Port Chester New York Public School system from September 1967 to June 1986. She then retired and has worked as a substitute teacher and school aid at different times to date. She is the wife of Morton Berger, the president of the Company.

On February 20, 2001, Lillian Berger, Secretary-Treasurer, Director and owner of more than 10% of the Company's issued and outstanding Common Stock, sold 66,800 shares of the Company's Common Stock pursuant to Rule 144 of the Securities Act of 1933, as amended. Pursuant to Section 16(a) and 23(a) of the Securities Exchange Act of 1934, she was required to file a Form 4 with the United States Securities and Exchange Commission as she is a control person as defined in the Act. The Form 4 sets forth and discloses changes of beneficial ownership of her Common Stock of the Company. Lillian Berger failed to make the requisite filing. On March 3, 2001, Lillian Berger purchased 144,142 shares of the Company's restricted Common Stock for $18,000. The purchase of said stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. She failed to make the requisite filing pursuant to Section 16(a) and 23(a) of a Form 4.


Item 10.  Executive Compensation

No Company executive other than Morton Berger has drawn or accrued a salary. Since April, 1994, Morton Berger has had an agreement to be paid a salary of $1,000 a week. He has never been paid his full salary and has been accruing his unpaid salary. From April 1, 1994 to December 31, 2000, the Company owes Morton Berger, president of the Company, accrued salary in the amount of $377,000. On August 9, 2001, he converted $355,000 of the accrued compensation into a convertible note. (See note 5, financial statements.)


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

(a) Security ownership of certain beneficial owners

Title of Class      Name and Address of        Amount and Nature (1)          Percent
--------------       Beneficial Owner          Of Beneficial Owner         of Class (2)
                    -------------------        ---------------------       ------------

Common              Lillian Berger (3)
                    13 Eastbourne Drive
                    Spring Valley, NY10977           4,154,142                44.5%

Common              Morton Berger (4)
                    13 Eastbourne Drive
                    Spring Valley, NY 10977            286,243                 3.1%

(b) Security ownership of management

Title of Class      Name and Address of        Amount and Nature (1)          Percent
--------------       Beneficial Owner          Of Beneficial Owner         of Class (2)
                    -------------------        ---------------------       ------------

Common              Lillian Berger
                    13 Eastbourne Drive
                    Spring Valley, NY 10977          4,154,142                44.5%

Common              Morton Berger
                    13 Eastbourne Drive
                    Spring Valley, NY 10977           286,243                  3.1%

Common              Includes all Officers and
                    Directors of the Company
                    As a group (2 persons)          4,440,385                47.6$%

(1) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant options, warrants, rights, conversion privileges or similar obligations.

(2) Based upon 9,331,712 shares outstanding, plus the amount of shares each person or group has the Right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar Obligations.

(3)  Lillian Berger is Secretary-Treasurer and a director of the Company.

(4)  Morton Berger is President and a director of the Company.

Item 12.  Certain Relationships and Related Transactions

     None

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

                                                                       Page
                                                                       ----
1.   Financial Statements

     Report of Independent Certified Public Accountant                F-2
     Balance Sheet as of December 31, 2001 and 2000.                  F-3

     Statements of Operations for the years ended
     December 31, 2001 and 2000.                                      F-4

     Statements of Changes in Stockholder' Equity
     For the years ended December 31, 2001 and 2000.                  F-5

     Statements of Cash Flows for the years ended
     December 31, 2001 and 2000.                                      F-6

     Notes to Consolidated Financial Statement.                     F-7-F-14

(b) Exhibits

     Exhibit No.
     -----------

        10.8         Exclusive Distribution Agreement

(c) Reports on Form 8-K

     None






                                 Signatures


In Accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Safari Associates, Inc.
                           -----------------------
                                (Registrant)

           /S/ MORTON BERGER
     By________________________________________
          MORTON BERGER, PRESIDENT


     Date: March 15, 2002

                           SAFARI  ASSOCIATES,  INC.
                           -------------------------


                       Index  to  Financial  Statements
                       --------------------------------









                                                                      Page
                                                                      ----

     Report of Independent Certified
        Public Accountant.                                            F-2

     Consolidated Balance Sheet as of
        December 31, 2001                                             F-3
     Consolidated Statement of Operations for the
        years ended December 31, 2001 and 2000.                       F-4

     Consolidated Statement of Stockholders' (Deficit)
        for the years ended December 31, 2001 and 2000.               F-5

     Consolidated Statement of Cash Flows for the years
        Ended December 31, 2001 and 2000                              F-6

     Notes to Financial Statements.                                F-7 - F-14

INDEPENDENT  AUDITOR'S  REPORT


To the Board of Directors and Stockholders
Safari Associates, Inc.
Amsterdam,  NY

I have audited the accompanying consolidated balance sheets of Safari Associates, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safari Associates, Inc. and Subsidiaries at December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the Financial Statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 10. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sanford Feibusch, CPA, P.C.

Monsey, New York
March 7, 2002

                               SAFARI  ASSOCIATES,  INC.
                             CONSOLIDATED  BALANCE  SHEET
                                  DECEMBER  31,  2001

                                        ASSETS
                                                                               2001
                                                                          --------------
Current Assets:
Cash                                                                      $      10,257
Accounts Receivable -                                                            12,150
Inventory                                                                        56,092
Prepaid Expenses                                                                 56,610
                                                                          --------------
     Total Current Assets                                                       135,109
                                                                          --------------
Property, Plant and Equipment:
Net of accumulated depreciation of $18,306                                       16,941
                                                                          --------------
Other Assets:
Goodwill - net of amortization of $5,472                                         21,883
Other Assets                                                                     95,764
                                                                          --------------
     Total Other Assets                                                         117,647
                                                                          --------------
     Total Assets                                                         $     269,697
                                                                          ==============

                       LIABILITIES  AND  STOCKHOLDERS'  (DEFICIT)

Current Liabilities:
Notes Payable                                                             $      20,000
Accounts Payable                                                                357,506
Payroll and Other Taxes Payable                                                  23,710
Accrued Expenses                                                                 81,577
                                                                          --------------
     Total Current Liabilities                                                  482,793
                                                                          --------------
Other Liabilities:
Convertible Notes Payable                                                       505,500
Loan -Stockholder                                                                17,039
                                                                          --------------
     Total Other Liabilities                                                    522,539
                                                                          --------------
     Total Liabilities                                                        1,005,332
                                                                          --------------
Commitments and Contingencies - Note 10
Stockholders' (Deficit):
Common Stock, par value $.001  authorized
   100,000,000 shares, issued and
   outstanding  9,331,712  shares                                                 9,332
Additional Paid-in Capital                                                    1,368,738
Retained (Deficit)                                                           (1,936,280)
                                                                          --------------

     Total Stockholders (Deficit)                                              (559,318)
                                                                          --------------

     Total Liabilities and Stockholders' (Deficit)                        $     451,179
                                                                          ==============





The accompanying notes are an integral part of these Financial Statements.

                               SAFARI  ASSOCIATES,  INC.
                        CONSOLIDATED  STATEMENT  OF  OPERATIONS
                 FOR  THE  YEARS  ENDED  DECEMBER  31,  2001  AND  2000



                                                            2000                2001
                                                        ------------        ------------

Revenue                                                 $   348,460         $   769,580
Cost of Sales                                               441,303             668,455
                                                        ------------        ------------
Gross Profit                                                (92,843)            101,125
                                                        ------------        ------------

Operating Expenses:
Selling Expenses                                             24,732              21,476
General and Administrative Expenses                         284,514             223,961
Research and Development costs                               29,767                -
                                                        ------------        ------------
     Total Operating Expenses                               339,013             245,437
                                                        ------------        ------------

Net (Loss) from Operations                                 (431,856)           (144,312)
Other  (Expenses)
Loss on Disposal of Property                                (72,849)               -
Interest Expense                                            (47,901)            (22,959)
                                                        ------------        ------------
Total Other expenses                                       (120,750)            (22,959)
                                                        ------------        ------------
Net (Loss) before Provision  For Income Taxes
And Extraordinary item                                     (552,606)           (167,271)
Provision for Income Taxes                                     -                   -
                                                        ------------        ------------
Net (Loss) Before Extraordinary  Item
Gain from Discontinued operations                           103,558                -
                                                        ------------        ------------
     Net (Loss)                                         $  (449,048)        $  (167,271)
                                                        ============        ============

(Loss) Per Share Before Extraordinary item              $     (.06)         $     (.02)
Extraordinary Item                                             .01                 -
                                                        ------------        ------------
Net (Loss) Per Common Share                                   (.05)               (.02)
                                                        ============        ============

Weighted Average Shares Outstanding                       9,198,512           8,044,604
                                                        ============        ============










The accompanying notes are an integral part of these Financial Statements.

                               SAFARI  ASSOCIATES,  INC.
                   CONSOLIDATED  STATEMENT  STOCKHOLDERS'  (DEFICIT)
                 FOR  THE  YEARS  ENDED  DECEMBER  31,  2001  AND  2000



                                            Common Stock            Additional
                                           Par Value $.001            Paid-In        Retained
                                       Shares Amount    Capital      (Deficit)
                                       -------------   --------    ------------

Balance-January 1,2000                    7,923,770    $  7,924    $  1,306,538    $ (1,769,009)
                                          ---------    --------    ------------    -------------

Private Placements                          300,000         300          62,200

Net(Loss)for the Year
   ended December 31,2000                                                              (167,271)
                                          ---------    --------    ------------    -------------

Balance December 31,2000                  8,223,770       8,224       1,368,738      (1,936,280)

Shares issued for consulting agreements     375,000         375          92,175
Shares issued upon conversion of notes      180,000         180          65,851
Shares issued for services rendered          10,000          10           2,490
Shares issued for option to repurchase
Property                                    200,000         200          39,800
Shares issued by private placement          342,942         343          71,307

Net (Loss) for the year
   Ended December 31,2001                                                              (449,048)
                                          ---------    --------    ------------    -------------

Balance December  31,2001                 9,331,712     $ 9,332     $ 1,640,361    $ (2,385,328)
                                          =========    ========    ============    =============









The accompanying notes are an integral part of these Financial Statements.

                               SAFARI  ASSOCIATES,  INC.
                        CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                 FOR  THE  YEARS  ENDED  DECEMBER  31,  2001  AND  2000


                                                            2000                2001
                                                        ------------        ------------

Cash Flows from Operating Activities:
Net Income (Loss)                                       $  (449,048)        $  (167,271)
Adjustment to Reconcile Net Income (Loss)
   to net cash used in operating activities:
      Depreciation and Amortization                           8,599              11,187
      Gain from discontinued operations                    (103,558)               -
      Loss on sale of property                               72,849                -
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                       26,252              29,426
   Inventory                                                 15,849               5,164
   Prepaid Expenses and Other Assets                         71,764             (39,136)
Accounts Payable                                             57,858               3,303
Payroll and Other Taxes Payable                                -                   (327)
Accrued Expenses                                             84,054              17,218
Deferred Compensation                                        34,450              52,000
                                                        ------------        ------------

     Net Cash Used in Operating Activities                 (181,931)            (88,436)
                                                        ------------        ------------

Cash Flows from Investing Activities:
Proceeds from sale of property                               86,324                -
Property, Plant and Equipment                                  -                (15,542)
                                                        ------------        ------------

     Net Cash Used in Investing Activities                   86,324             (15,542)

Cash Flows from Financing Activities:
Issuance of Common Stock                                     86,700              62,500
Loans Stockholder                                            17,039              (4,452)
Mortgage Payable                                            (40,000)            (40,000)
Notes Payable                                                12,000              40,000
Capital lease obligations                                      -                (63,782)
                                                        ------------        ------------

     Net Cash Provided by Financing Activities               75,739              74,266
                                                        ------------        ------------

Net Increase (Decrease) in Cash                             (19,868)            (29,712)

Cash - Beginning of Year                                     30,125              59,837
                                                        ------------        ------------

Cash - End of Year                                      $    10,257         $    30,125
                                                        ============        ============





The accompanying notes are an integral part of these Financial Statements.

                           SAFARI  ASSOCIATES,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER 31, 2001



Note 1  - Description of Business
---------------------------------
Safari Associates, Inc. (the "Company"), a Utah Corporation was incorporated on July 30, 1980. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson(R) Cameras, sells recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson(R) Targets, to manufacture and sell targets. In March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets.

Note 2  - Summary of Significant Accounting Policies:
-----------------------------------------------------

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

Intangibles
-----------
Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized using the straight-line method over 15 years. Effective to the issuance of FASB No. 142, the Company discontinued amortizing goodwill.
The Company follows Statement of Financial Accounting Standard No. 121,Impairment of Long-lived Assets,by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

                           SAFARI  ASSOCIATES,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER 31, 2001



Note 2  - Summary of significant Accounting Policies (Continued)
----------------------------------------------------------------

Income Taxes
------------
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes include taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company

Per Share Data
--------------
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basic per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the compilation since they would be antidilutive.

Estimates and Assumptions
-------------------------
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets,liabilities,revenue,and expenses at the balance sheet date and for the period then ended.Actual results could differ from these estimates

Note  3  - Deferred Compensation
--------------------------------
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President and Director of the Company. The agreement called for a base annual salary of $52,000. As of August 9, 2001, the Company owed Mr. Berger $354,500. On August 9, 2001, the Company and Mr. Berger agreed that the total liability would be converted into a convertible note (see note 5).

                           SAFARI  ASSOCIATES,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER 31, 2001


Note  4  -  Income Taxes
------------------------
There is no provision for federal or state income taxes for the years ended December 31, 2001 and 2000 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at Dectember 30, 2001 and 2000 consist of the following:

                                                2001                2000
                                            ------------        ------------
     Allowance for doubtful accounts        $      -            $      9,600
     Net Operating Loss Carryforward             777,000             683,600
     Property and Equipment                        3,000              10,000
                                            ------------        ------------
                                                 780,000             634,600
     Valuation Allowance                         780,000             634,600
                                            ------------        ------------
                                                  -0-           $     -0-
                                            ============        ============


As of December 31, 2001, the Company has net unused operating loss carryforwards of approximately $2,100,000, which expire in various years from 2002 through 2017.

Note  5  -  Notes Payable
-------------------------

Convertible Notes Payable
-------------------------
In 1996, the Company issued convertible notes to several individual investors all except one which had been previously converted into restricted share of common stock in the Company. On August 2, 2001, the remaining $15,000 convertible note plus all accrued interest on that note was converted into restricted shares of common stock in the Company.

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

On August 9, 2001 the Company and three individuals agreed to convert a total of $460,000 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes. The convertible notes are for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003.The notes are convertible into restricted shares of common stock at a conversion rate of $.15 per share.

                           SAFARI  ASSOCIATES,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER 31, 2001


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

Note  6  - Sale of Property
---------------------------
On June 19, 2001, the Company sold its premises at 64 Edson Street in Amsterdam N.Y. for $91,000 and recorded a loss on the sale of $72,849. The mortgage of $95,000 was extinguished, $40,000 being repaid and the remaining portion of $55,000 was converted into a loan from Mrs. Lillian Berger, the majority shareholder and Secretary/Director in the Company.

Note  7  - Loan Stockholder
---------------------------
As of June 30, 2001, Mrs Lillian Berger, the major stockholder and Secretary/Director in the Company was owed a total of $55,527. On August 9, 2001, Mrs. Berger converted the loan plus all accrued interest on the loan into a convertible note (see Note 5.) In October and December 2001, Mr. Morton Berger loaned to the Company a total of $17,039.

Note 8  - Common Stock
----------------------
In January 2000, the Company issued a total of 50,000 restricted shares of common stock to two individual investors at a price of $.25 per share with the Company receiving net proceeds of $ 12,500.

In September 2000, the Company issued 250,000 restricted shares of common stock to an individual investor at a price of $.20 per share with the Company receiving net proceeds of $50,000.

On March 3,2001 the Company issued 144,142 shares of restricted common stock to Mrs. Lillian Berger in exchange for $18,000 that she had loaned to the Company.

                           SAFARI  ASSOCIATES,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER 31, 2001


Note 8  - Common Stock (continued)
----------------------------------

On March 27, 2001, the Company entered into a two year consulting agreement with a Mr. Robert Tolve. As compensation Mr. Tolve received 25,000 restricted shares of common stock valued at $.20 per share for a total compensation of $5,000.

During the period ended March 31, 2001, the Company issued a total of 50,000 shares of restricted stock for consulting services valued at $.25 per share for a total compensation of $12,500.

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

During the period ended September 30, 2001,the Company issued a total of 132,000 restricted shares of common stock to five individuals at $.25 per share of common stock Total proceeds to the Company was $39,500.

                           SAFARI  ASSOCIATES,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER 31, 2001


Note  9  -  Commitments & Contingencies
---------------------------------------

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

                           SAFARI  ASSOCIATES,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER 31, 2001


The original license which expired on January 30, 2001 has been extended for an additional three years and the minimum annual royalty for all three licenses is now $10,000 per year.

Lease
-----
In June 19, 2001 the Company entered into a ten years lease of the facilities at 64 Edson Street in Amsterdam, New York. The lease requires the Company to pay a monthly rental of $1,057.82 plus all real estate taxes, insurance, and maintenance costs on the premises.


Note 10  - Going Concern
------------------------
The Company has experienced operating loss since inception and has a retained deficit as of December 31, 2001 of $1,936,000. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has funded research and development cost that have gone into the design and production of a line of self sealing reactive targets and recoil pads.

The Company has reduced its monthly cash operating expenses to approximately $9,000 per month and reduced its work force to a minimum .It expects the sale of single use cameras to generate a monthly gross profit of approximately $3,000 per month reducing its monthly deficit to $6,000 per month or $72,000 on an annual basis based upon current production. The Company is pursuing several methods of financing this shortfall including additional equity financing.

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

Note  11  - Supplemental Disclosures to Cash Flow Statement
-----------------------------------------------------------

                                           2001           2000
     Cash Paid During the Period For:   ----------     ----------
        Interest                        $   9,732      $   8,255
        Income Taxes                    $     -        $     -

                           SAFARI  ASSOCIATES,  INC.
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER 31, 2001


Note 12  - Subsequent Events
--------------------------

On January 23, 2002 the Company signed a Consulting and Marketing Licensing Agreement with Mr. Mark Neuhaus. The agreement provides for Mr. Neuhaus to promote and develop a market for the Company's products and services. The agreement gives Mr. Neuhaus a nonexclusive license to use the licensed trademarks of the Company on the consultants racing car, racing equipment and clothing .In accordance with the Consulting and Marketing licensing Agreement, which included a stock option plan ,the Company filed an S-8 Registration Statement on January 30,2002 registering 4,000,000 shares 0f Common Stock into which the stock options could be exercised for an exercise price of $0.15 per share , or at the lowest sales price 30 days prior to exercising the option. In February,2002 Mr. Neuhaus exercised an option for 333,333 shares of common stock and paid the Company $50,000.

On January 30,2002, the Company filed a Form S-8 Registration Statement in connection with a newly established Consultants Compensation Plan. The Company registered a total of 750,000 shares of its Common Stock, which, in accordance with the Plan, may be issued upon authorization of the Board of Directors and Plan administrator to eligible consultants.In February, the Company issued a total of 180,000 shares of Common Stock pursuant to the Plan, valued at $0.32 per share, to a consultant in exchange for legal services.