Form 10QSB
period 2002-03-31
SAFARI ASSOCIATES INC
filed 2002-05-07
CIK 922011

                  U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                 FORM  10-QSB


       [ X ]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                     SECURITIES  EXCHANGE  ACT  OF  1934

                For the quarterly period ended March 31, 2002.


                   Commission file number:     0 - 30215
                                           -----------------


                          SAFARI  ASSOCIATES,  INC.
                ---------------------------------------------
       (Exact name of small business issuer as specified in its charter)



             Utah                                             87-9369569
-------------------------------                         ----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)



              64  Edson Street,  Amsterdam,  New  York   12010
              ------------------------------------------------
                  (Address of principal executive offices)


                                (518)  842-6500
                               -----------------
                          (Issuer's Telephone Number)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [   ]


     As of May 5, 2002,  10,958,583 shares of common stock were outstanding.

                           SAFARI  ASSOCIATES,  INC.

                                 FORM  10-QSB
                       QUARTER  ENDED  MARCH  31,  2002


                             TABLE  OF  CONTENTS
                             -------------------

                                                                         PAGE
                                                                         ----
Part  I  -  Financial Information

     Item 1  - Financial Statements

             -  Consolidated Balance Sheet as of March 31, 2002            3

             -  Consolidated Statement of Income for the
                 three months ended March 31, 2002 and 2001                4

             -  Consolidated Statement of Cash Flows for the three
                 months ended March 31,2002 and 2001                       5

             -  Notes to Consolidated Financial Statements.              6-11

     Item 2  -  Management's Discussion and Analysis
                 Or Plan of Operations.                                 12-13

Part  II  -  Other Information

     Item 1  -  Legal Proceedings.                                        14

     Item 2  -  Changes in Securities and Use of Proceeds.                14

     Item 3  -  Default upon Senior Securities                            14

     Item 4  -  Submission of Matters to a Vote of Security Holders.      14

     Item 5  -  Other Information.                                        14

     Item 6  -  Exhibits and Reports on Form 8-K.                         14

Signatures                                                                15

                      PART  I  -  FINANCIAL  INFORMATION
                      ----------------------------------

                           SAFARI  ASSOCIATES,  INC.
                         CONSOLIDATED  BALANCE  SHEET
                                MARCH  31,  2002


                                     ASSETS
                                     ------
                                                                 2002
                                                            -------------
                                                             (Unaudited)
Current Assets:
---------------
Cash                                                        $      34,911
Accounts Receivable -                                              14,730
Inventory                                                          45,483
Prepaid Expenses                                                   88,388
                                                            -------------
     Total Current Assets                                         183,512
                                                            -------------

Property, Plant and Equipment:
------------------------------
Net of Accumulated Depreciation of $20,269                         18,682
                                                            -------------

Other Assets:
-------------
Goodwill - Net of Amortization of $5,472                           21,883
Other Assets                                                       92,529
                                                            -------------
     Total Other Assets                                           114,412
                                                            -------------

     Total Assets                                           $     316,606
                                                            =============


                  LIABILITIES  AND  STOCKHOLDERS'  (DEFICIT)
                  ------------------------------------------


Current Liabilities:
--------------------
Notes payable                                               $      15,000
Accounts Payable                                                  330,670
Payroll and Other Taxes Payable                                    23,974
Accrued Expenses                                                  111,973
                                                            -------------
     Total Current Liabilities                                    481,617
                                                            -------------

Other Liabilities:
------------------
Loan Stockholder                                                   19,072
Convertible Notes Payable                                         505,500
                                                            -------------
     Total Other Liabilities                                      524,572
                                                            -------------

     Total Liabilities                                          1,006,189
                                                            -------------

Commitments and Contingencies - Note 7

Stockholders' (Deficit):
------------------------
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 10,958,583  shares                                  10,959
Additional Paid-in Capital                                      1,820,321
Retained (Deficit)                                             (2,520,863)
                                                            -------------
     Total Stockholders' (Deficit)                               (689,583)
                                                            -------------

     Total Liabilities and Stockholders'  (Deficit)         $     316,606
                                                            =============


                           SAFARI  ASSOCIATES,  INC.
                    CONSOLIDATED  STATEMENT  OF  OPERATIONS
          FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001



                                                2002                 2001
                                            -------------       -------------
                                             (Unaudited)         (Unaudited)

Revenue                                     $      45,373       $      91,000
                                            -------------       -------------
Cost of Sales                                      48,572             106,544
                                            -------------       -------------
Gross Profit                                       (3,199)            (15,544)
                                            -------------       -------------


Operating Expenses:
-------------------
Selling Expenses                                   13,296               7,683
General and Administrative Expenses                96,924              59,654
Research and Development Costs                      9,325               2,382
                                            -------------       -------------

     Total Operating Expenses                     119,545              69,719
                                            -------------       -------------

Net (Loss) from Operations                       (122,744)            (85,263)
Interest Expense                                   12,791               8,858
                                            -------------       -------------
Net (Loss) before Provision
   For Income Taxes                              (135,535)            (94,121)
Provision for Income Taxes                          -                   -
                                            -------------       -------------


     Net (Loss)                              $   (135,535)       $    (94,121)

(Loss) Per Share                             $      (.01)        $      (.01)
                                            -------------       -------------


Weighted Average Shares Outstanding             9,998,001           8,223,770
                                            =============       =============


                           SAFARI  ASSOCIATES,  INC.
                    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
          FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2002  AND  2001



                                                     2002                 2001
                                                 -------------       -------------
                                                  (Unaudited)         (Unaudited)
Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                                $   (135,535)       $    (94,121)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                     1,963               3,194
      Services provided for common stock               27,000               -
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                 (2,580)              4,723
   Inventory                                           10,609               4,545
   Prepaid Expenses and Other Assets                  (28,543)            (39,757)
Accounts Payable                                      (26,836)             45,290
Accrued Expenses                                       31,160              11,250
Deferred Compensation                                   -                  13,000
                                                 -------------       -------------

     Net Cash Used in Operating Activities           (122,762)            (41,876)
                                                 -------------       -------------

Cash Flows from Investing Activities:
-------------------------------------
Property, Plant and Equipment                          (3,704)              -
                                                 -------------       -------------

     Net Cash Used in Investing Activities              3,704               -
                                                 -------------       -------------

Cash Flows from Financing Activities:
-------------------------------------
Issuance of Common Stock                              149,087               -
Loans Stockholder                                       2,033              15,442
                                                 -------------       -------------

     Net Cash Provided by Financing Activities        151,120              15,442
                                                 -------------       -------------

Net Increase (Decrease) in Cash                        24,654             (26,434)


Cash - Beginning of Period                             10,257              30,125
                                                 -------------       -------------

Cash - End of Period                             $      34,911       $       3,691
                                                 =============       =============



                           SAFARI  ASSOCIATES,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               MARCH  31,  2002


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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB containing the Company's audited financial statements as of and for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2002.


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

Intangibles
-----------
Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized using the straight-line method over 15 years. Effective to the issuance of FASB No. 142, the Company discontinued amortizing goodwill.
The Company follows Statement of Financial Accounting Standard No. 121, Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

                           SAFARI  ASSOCIATES,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               MARCH  31,  2002


Note 2 - Summary of significant Accounting Policies (continued)
---------------------------------------------------------------

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

Estimates and Assumptions
-------------------------
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue, and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates


Note 3 - Income Taxes
---------------------

There is no provision for federal or state income taxes for the years ended December 31, 2001 and 2000 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at March 31, 2002 and 2001 consist of the following:

                                                 2002             2001
                                             ------------     ------------
      Allowance for doubtful accounts        $      -         $      9,600
     Net Operating Loss Carryforward              827,000          721,000
     Property and Equipment                         3,000            8,000
                                             ------------     ------------
                                                  830,000          738,600
     Valuation Allowance                          830,000          738,600
                                             ------------     ------------
                                             $     -0-        $     -0-
                                             ------------     ------------

As of December 31, 2001, the Company has net unused operating loss carryforwards of approximately $2,100,000, which expire in various years from 2002 through 2017.

                           SAFARI  ASSOCIATES,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               MARCH  31,  2002


Note 4 - Notes Payable
----------------------

Convertible Notes Payable
-------------------------
On December 20, 2000, one of the creditors of the Company agreed to receive a note from the Company in the amount of $45,000 payable on December 19, 2002, together with interest thereon at the rate of 8% per annum. Commencing one year from the date of the note, the creditor may convert any portion of the note into restricted share of common stock in the Company at a conversion rate of $.15 per share.

On August 9, 2001 the Company and three individuals agreed to convert a total of $460,500 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes. The convertible notes are for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003.The notes are convertible into restricted shares of common stock at a conversion rate of $.15 per share.

Notes Payable
-------------
As of March 31, 2002, the Company has two outstanding notes payable. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum.


Note 5 - Loan Stockholder
-------------------------
As of March 31, 2002, Mrs. Lillian Berger, the major stockholder and Secretary/Director in the Company was owed a total of $19,072 . As of December 31,2001, Mr. Morton Berger had loaned the Company a total of $17,039.In January 2002, Mr. Berger converted the loan into restricted shares of the Company's common stock(see note 6).


Note 6 - Common Stock
---------------------
On January 23, 2002 the Company signed a Consulting and Marketing Licensing Agreement with Mr. Mark Neuhaus. The agreement provides for Mr. Neuhaus to promote and develop a market for the Company's products and services. The agreement gives Mr. Neuhaus a nonexclusive license to use the licensed trademarks of the Company on the consultants racing car, racing equipment and clothing .In accordance with the Consulting and Marketing licensing Agreement, which included a stock option plan , the Company filed an S-8 Registration Statement on January 30,2002 registering 4,000,000 shares 0f Common Stock into which the stock options could be exercised for an exercise price of $0.15 per share , or at the lowest sales price 30 days prior to exercising the option. In February 2002, Mr. Neuhaus exercised an option for 333,333 shares of common stock and paid the Company $50,000.

                           SAFARI  ASSOCIATES,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               MARCH  31,  2002


Note 6 - Common Stock (continued)
---------------------------------

In March 2002, Mr. Neuhaus exercised another option for an additional 666,666 shares of the Company's common stock for which the Company received $50,000.

On January 30, 2002, the Company filed a Form S-8 Registration Statement in connection with a newly established Consultants Compensation Plan. The Company registered a total of 750,000 shares of its Common Stock, which, in accordance with the Plan, may be issued upon authorization of the Board of Directors and Plan administrator to eligible consultants .In February, the Company issued a total of 180,000 shares of Common Stock pursuant to the Plan, valued at $0.15 per share, to a consultant in exchange for legal services.

During January 2002, Mr. Morton Berger converted his loan plus additional funds for a total of $18,000 into 128,000 shares of restricted common stock.

During January 2002, one of the note holders converted his note plus interest accrued on the note for a total of $5,500 into 20,000 restricted shares of the Company's common stock.

In March 2002, the Company issued 298,872 restricted shares of common stock to four individuals for a total of $31,087.

Note 7 - Commitments & Contingencies
------------------------------------

Employment Agreement
--------------------
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year to year basis. Compensation shall be paid at the rate of $52,000 per year.

License Agreement
-----------------
On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson( brand name in the United States, its possessions and Canada. The term of the License is from January 1, 1998 to January 30, 2001. The license agreement provides that Safari Enterprises, Inc. will pay Smith & Wesson Corp. a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. The license further provides that Safari Enterprises, Inc. can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, the License was amended by adding recoil pads for firearms, effective January 1, 1998.

                           SAFARI  ASSOCIATES,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               MARCH  31,  2002


Note 7 - Commitments & Contingencies (continued)
------------------------------------------------

The minimum royalties were not increased and covered both products. On May 18, 1999, the license was further amended to include targets for firearms effective January 1, 1998. Again the minimum royalties were not increased. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography for Evidence, Inc., under the laws of the State of New York. On December 17, 1997 Photography for Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Cameras. The license agreement was assigned to Smith & Wesson( Cameras.

On January 29, 1998 the Company organized a wholly owned subsidiary, Impact Dampening Technologies, Inc., a New York Corporation. On February 10, 1998, Impact Dampening Technologies, Inc., filed a Certificate of Doing Business under the name Smith & Wesson( Recoil Pad Company. Safari Enterprises, Inc., assigned its exclusive recoil pad License to Smith & Wesson( Recoil Pad Company. On August 2, the Company organized Safari Target Corporation, a New York Corporation. On August 20, 1999, Safari Target Corporation filed a Certificate of Doing Business as Smith & Wesson( Target Company. Safari Enterprises, Inc., assigned its target license to Smith & Wesson Target( Company.

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

On February 3, 2002 the Company leased premises at No. 10 East Main Street, Greenwood, Indiana for a term of one year at a monthly rent of $1,000.


Note 8 - Going Concern
----------------------

The Company has experienced operating loss since inception and has a retained deficit as of March 31,2002 of $2,521,000. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has funded research and development cost that have gone into the design and production of a line of self sealing reactive targets and recoil pads.

                           SAFARI  ASSOCIATES,  INC.
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               MARCH  31,  2002


Note 8 - Going Concern (continued)
----------------------------------

The Company had a net loss for the three months ended March 31,2002 of $135,535 which included $27,000 for services which were funded through the issuance of common stock. An additional $35,000 of the losses included fees and amortization of prepaid expenses which the creditors are deferring the payments until the Company can generate a positive cash flow from operations. The remaining portion of the loss of approximately $73,000 was financed by the proceeds from the issuance of common stock. Shortfalls in cash restricted the Company's ability to produce single use cameras during the first quarter of 2002 and as a result there was idle time which caused the Company to reflect a negative gross profit. Proceeds received from equity issued during the period has been used to fund operations and continue funding research and development costs that have gone into the design of products and a production facility for the manufacture of Molecuthane(R) products including recoil pads and inserts for body armor. The Company is pursuing several methods of financing this shortfall including additional equity financing.

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


Note 9 - Supplemental Disclosures to Cash Flow Statement
--------------------------------------------------------


                                                2002           2001
                                             ----------     ----------

Cash Paid During the Period For:
        Interest                             $   2,348      $   9,732
        Income Taxes                         $     -        $     -

Item 2  -  Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

Results of Operations
---------------------

Revenue for the three months ended March 31,2002 was $45,373 a decrease of $45,627 or 50.1% from the three months ended March 31, 2001. The decrease was entirely due to a decrease in production and shipment of recycled single use disposable cameras. Production was limited due to cash restrictions and the availability of recyclable shells. The cost of sales for the three months ended March 31, 2002 was $48,572, a decrease of $57,972 or 54.4% from the three months ended March 31,2001.Cost of sales for the three months ended March 31,2002 was 107.1% of sales compared to 117.1% for the three months ended March 31,2001. The price of recycled disposable camera shells increased by over 100.0% during the beginning of 2002 compared to 2001.This increased the cost of sales during the first quarter of 2002 by approximately $5,000. In 2001, the deterioration in the cost of sales as a percentage of gross revenue was directly related to the return of rejected products from a former distributor. The Company incurred additional labor, freight, and packaging costs to repackage those products to be delivered to new customers.

Operating expenses for the three months ended March 31, 2002 were $ 119,545, an increase of $49,826, or 71.4% over the three months ended March 31, 2001. Selling expense for the three months ended March 31,2002 increased by $5,613 to $13,296. Approximately $4,500 of the increase was due to telemarketing expense which also resulted in a larger telephone expense. General and administrative expenses for the three months ended March 31,2002 were $96,924, an increase of $37,270 or 62.5% over the three months ended March 31,2001. Legal expense increased by $27,000 related to the filing of two form S-8 registration statements filed with the Securities and Exchange Commission and the preparation of a consultants' compensation plan. Rent , office , telephone and utility expense increased by approximately $5,000 related to the new premises in Indiana. Research and development costs increased by approximately $7,000 during the three months ended March 31, 2002 over the three months ended March 31, 2001 as the Company did additional research on the production of Molecuthane(R) products and other new products.

Interest expense for the three months ended March 31,2002 increased by approximately $4,000 over the three months ended March 31,2001 as the amount of interest bearing debt increased due to the conversion of current liabilities into long term debt.

Liquidity and Capital Resources
-------------------------------

As of March 31,2002 the Company has current assets of $183,512 and current liabilities of $481,617. Approximately $52,000 of the liabilities are from two inactive subsidiaries. The Company is investigating obtaining a capital investment or long term loan of approximately $250,000, that being the difference between the current assets and current liabilities. There is no assurance that the Company can obtain the required investment or long term loan, or if can obtain such capital investment or long term loan that will be favorable to the Company. Should the Company be unable to secure the capital investment or long term loan, the Company may have to discontinue its operations.

Forward-Looking Statements
--------------------------

Certain statements contained in this Form 10-QSB including statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

Molecuthane(R) is a Safari Associates, Inc., registered trademark for a molded, multi-layered energy dampening material composed of molecularly cross-linked urethane molecules. Each energy dampening use is carefully studied and the final molded material is meticulously engineered to deliver the required results. It can be designed to meet almost any application where energy absorption and impact dampening are concerns. The applications are infinite.

To date, the Company has demonstrated the use of Molecuthane(R) in recoil pads, automotive shoulder harness pads, as a soft wall barrier at an auto racetrack, and, as a component to be added to body armor to reduce blunt force trauma.

The Company has completed its research and development on its Molecuthane(R) body armor inserts designed to prevent blunt force trauma. It intends to have molds made for the inserts within the next 90 days. The Company has also completed modification of the Molecuthane(R) used in its recoil pads. The Company expects to have sufficient molds within the next 90 days to produce three different styles of recoil pads in three different sizes. The Company has completed its research and development on its harness pads. The pad will prevent injury and discomfort suffered by racecar drivers due to the tremendous G forces that the harness is subjected to , particularly in the event of a collision or other accident. As a result of the Company's research and development, they discovered new applications for the Molecuthane(R) that had not previously been contemplated. Additional research and development is needed to proceed with any new products.

The Company has completed a prototype for a combination fire alarm, carbon monoxide system that will include a fire retardant that retards a fire over an area of approximately 200 square feet around the system.

The Company is constructing a web site that will include all Safari products including cameras, recoil pads, self sealing targets and will include a complete line of Smith & Wesson(r) apparel, accessories and memorabilia. The web site will be a totally interactive E Commerce web site, which the Company expects to be on line within the next 30 days.

                           SAFARI  ASSOCIATES,  INC.
                           -------------------------

                        PART  II  -  OTHER  INFORMATION
                        -------------------------------


ITEM   1  Legal Proceedings
------------------------------

          None.


ITEM   2  Changes in Securities and Use of Proceeds
------------------------------------------------------

          None.


ITEM   3  Defaults upon Senior Securities
--------------------------------------------

          None.


ITEM   4  Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------

          None.


ITEM   5  Other Information
------------------------------

          None.


ITEM   6  Exhibits and Reports on Form 8-K
---------------------------------------------

         (a)   Exhibits
               --------
               None.

         (b)   Reports on Form 8-K
               -------------------
               None.

                                  SIGNATURES
                                  ----------



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   SAFARI  ASSOCIATES,  INC.




                                        /S/ MORTON BERGER
                                   ----------------------------------
                                     Morton Berger
                                     Chairman and CEO



Dated:    May 6, 2002
-----------------------