Form 10QSB
period 2002-06-30
SAFARI ASSOCIATES INC
filed 2002-08-20
CIK 922011

                 U. S.  SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549


                                FORM  10-QSB


      [ X ]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
                      SECURITIES  EXCHANGE  ACT  OF  1934

               For the quarterly period ended June 30, 2002.


                     Commission file number:  0 - 30215



                          SAFARI  ASSOCIATES,  INC.
                     ------------------------------------
      (Exact name of small business issuer as specified in its charter)



                   UTAH                             87-9369569
                ----------                        --------------
     (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)



               64  EDSON STREET,  AMSTERDAM,  NEW  YORK   12010
               ------------------------------------------------
                   (Address of principal executive offices)


                              (518)  842 - 6500
                              -----------------
                         (Issuer's Telephone Number)




     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____.


As of August 5, 2002, 11,528,583 shares of common stock were outstanding.

                           SAFARI  ASSOCIATES,  INC.

                                 FORM  10-QSB
                        QUARTER  ENDED  JUNE  30,  2002



                              TABLE  OF  CONTENTS
                              -------------------

                                                                     PAGE
                                                                     ----

PART  I  -  FINANCIAL INFORMATION

     Item 1  -  Financial Statements

             -  Consolidated Balance Sheet as of June 30, 2002.        3

             -  Consolidated Statement of Income for the three and
                six  months ended June 30, 2002 and 2001.              4

             -  Consolidated Statement of Cash Flows for the
                six months  ended June 30, 2002 and 2001.              5

             -  Notes to Consolidated Financial Statements.          6 - 11

     Item 2  -  Management's discussion and analysis
                Or  plan of operations.                             12 - 13


PART  II  -  OTHER INFORMATION

     Item 1  -  Legal Proceedings.                                    14

     Item 2  -  Changes in Securities and Use of Proceeds.            14

     Item 3  -  Default upon Senior Securities.                       14

     Item 4  -  Submission of Matters to a Vote of
                Security Holders.                                     14

     Item 5  -  Other Information.                                    14

     Item 6  -  Exhibits and Reports on Form 8-K.                     14


SIGNATURES                                                            15

                     PART  I   -   FINANCIAL  INFORMATION


                          SAFARI  ASSOCIATES,  INC.
                        CONSOLIDATED  BALANCE  SHEET
                              JUNE  30,  2002


                                   ASSETS
                                   ------
                                                                      2002
                                                                   ---------
                                                                  (Unaudited)
CURRENT ASSETS:
---------------
Cash                                                               $   2,642
Accounts Receivable                                                    8,138
Inventory                                                             44,219
Prepaid Expenses                                                      67,406
                                                                   ---------
        Total Current Assets                                         122,405
                                                                   ---------

PROPERTY, PLANT AND EQUIPMENT:
------------------------------
Net of Accumulated Depreciation of$21,715                             29,200
                                                                   ---------
OTHER ASSETS:
-------------
Goodwill - Net of Amortization of $5,472                              21,883
Other Assets                                                         123,829
                                                                   ---------
        Total Other Assets                                           145,712
                                                                   ---------
        Total Assets                                               $ 297,317


                  LIABILITIES  AND  STOCKHOLDERS'  (DEFICIT)
                  ------------------------------------------


CURRENT LIABILITIES:
--------------------
Notes payable                                                      $  15,000
Accounts Payable                                                     338,559
Payroll and Other Taxes Payable                                       23,210
Accrued Expenses                                                      29,250
                                                                   ---------
        Total Current Liabilities                                    406,519
                                                                   ---------

OTHER LIABILITIES:
------------------
Loan Stockholder                                                      14,013
Convertible Notes Payable                                            505,500
Other Non-Current Liabilities                                        113,574
                                                                   ---------
        Total Other Liabilities                                      633,088
                                                                   ---------
        Total Liabilities                                          1,039,607
                                                                   ---------

Commitments and Contingencies - Note 7

STOCKHOLDERS' (DEFICIT):
------------------------
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 11,528,583  shares                                     11,529
Additional Paid-in Capital                                         1,876,909
Retained (Deficit)                                                (2,630,727)
                                                                   ---------
        Total Stockholders' (Deficit)                               (742,289)
                                                                   ---------

        Total Liabilities and Stockholders'  (Deficit)             $ 297,317
                                                                   =========

                                    SAFARI  ASSOCIATES,  INC.
                             CONSOLIDATED  STATEMENT  OF  OPERATIONS
              FOR  THE  THREE  AND  SIX  MONTHS  ENDED  JUNE  30,  2002  AND 2001


                                                   SIX MONTHS               THREE MONTHS
                                                  ------------              ------------
                                              2002           2001          2002           2001
                                           ----------     ----------    ----------     ----------
                                           (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)

Revenue                                     $  87,668     $  242,221    $   42,295     $   51,221
                                           ----------     ----------    ----------     ----------
Cost of Sales                                  84,353        235,235        35,781        128,691
                                           ----------     ----------    ----------     ----------
Gross Profit                                    3,315          6,986         6,514         22,530
                                           ----------     ----------    ----------     ----------


OPERATING EXPENSES:
------------------
Selling Expenses                               22,953         15,773         9,657          8,090
General and Administrative Expenses           186,095        124,701        89,171         65,047
Research and Development Costs                 14,677          3,792         5,352          1,410
                                           ----------     ----------    ----------     ----------
     Total Operating Expenses                 223,725        144,266       104,180         74,547
                                           ----------     ----------    ----------     ----------

Net (Loss) from Operations                   (220,410)      (137,280)      (97,666)       (52,017)
                                           ----------     ----------    ----------     ----------

OTHER EXPENSES:
---------------
Interest Expense                               24,989         31,129        12,198         22,271
Loss on Disposal of Property                        -         72,849             -         72,849
                                           ----------     ----------    ----------     ----------
     Total Other Expenses                      24,989        103,978        12,198         95,120
                                           ----------     ----------    ----------     ----------
Net (Loss) before Provision For Income
 Taxes and Extraordinary Item                (245,399)      (241,258)     (109,864)      (147,137)
Provision for Income Taxes                          -              -             -              -
                                           ----------     ----------    ----------     ----------
Net (Loss) before Extraordinary Item         (245,399)      (241,258)     (109,864)      (147,137)

EXTRAORDINARY ITEM:
-------------------
Gain from Discontinued Operations                   -        103,558             -        103,558
                                           ----------     ----------    ----------     ----------
     Net (Loss)                              (245,399)    $ (137,700)   $ (109,864)    $  (43,579)

(Loss) Per Common Share before
Extraordinary Item                         $     (.02)    $     (.03)   $     (.01)    $     (.00)
From Extraordinary Item                             -            .01             -            .01
                                           ----------     ----------    ----------     ----------
Net (Loss) Per Common Share                $     (.02)    $     (.02)   $     (.01)    $     (.00)
                                           ==========     ==========    ==========     ==========


Weighted Average Shares Outstanding        10,668,292      8,434,188     1,383,583      7,973,770
                                           ==========     ==========    ==========     ==========


                          SAFARI  ASSOCIATES,  INC.
                   CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
           FOR  THE   SIX MONTHS  ENDED  JUNE  30,  2002  AND  2001


                                                     2002                 2001
                                                  ----------          ----------
                                                  (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income (Loss)                                 $ (245,399)         $ (137,700)
Adjustment to Reconcile Net Income (Loss)
  To Net Cash Used in Operating Activities:
    Depreciation and Amortization                      3,409               5,643
    Services provided for common stock                49,000                   -
    (Gain) From Discontinued Operations                    -            (103,558)
    Loss From Sale of Property                             -              72,849
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                 4,012             (13,750)
   Inventory                                          11,873               7,999
   Prepaid Expenses and Other Assets                  (3,861)             32,016
Accounts Payable                                     (18,947)             56,307
Accrued Expenses                                      61,905              31,240
Deferred Compensation                                      -              26,000
                                                  ----------          ----------

        Net Cash Used in Operating Activities       (138,008)            (86,986)
                                                  ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds From Sale of Property                             -              87,215
Property, Plant and Equipment                        (15,668)                  -
                                                   ----------         ----------

       Net Cash Used in Investing Activities          15,668              87,215
                                                   ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Issuance of Common Stock                             149,087              32,000
Notes Payable                                              -              12,000
Mortgage Payable                                           -             (40,000)
Loans Stockholder                                     (3,026)              2,527
                                                  ----------          ----------

      Net Cash Provided by Financing Activities      146,061               6,527
                                                  ----------          ----------

Net Increase (Decrease) in Cash                       (7,615)              6,756

Cash - Beginning of Period                            10,257              30,125
                                                  ----------          ----------

Cash - End of Period                              $    2,642          $   36,881
                                                  ==========          ==========

                                      5

                           SAFARI  ASSOCIATES,  INC.
                           -------------------------
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                ----------------------------------------------


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

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2002.


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

                           SAFARI ASSOCIATES, INC.
                           -----------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
------------------------------------------------------------------

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

ESTIMATES AND ASSUMPTIONS
-------------------------
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue ,and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates.


NOTE  3  -  INCOME TAXES
------------------------
There is no provision for federal or state income taxes for the years ended December 31, 2001 and 2000 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at June 30, 2002 and 2001 consist of the following:

                                                      2002           2001
                                                   ----------     ----------
     Allowance for doubtful accounts               $        -     $    9,600
     Net Operating Loss Carryforward                  861,000        740,000
     Property and Equipment                             3,000          8,000
                                                   ----------     ----------
                                                      864,000        757,600
     Valuation Allowance                              864,000        757,600
                                                   $     -0-      $    - 0 -
                                                   ----------     ----------


As of December 31, 2001, the Company has net unused operating loss carryforwards of approximately $2,100,000, which expire in various years from 2002 through 2017.

                           SAFARI  ASSOCIATES,  INC.
                           -------------------------
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                ----------------------------------------------


NOTE  4  -  NOTES PAYABLE
-------------------------

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

On August 9, 2001 the Company and three individuals agreed to convert a total of $460,500 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes. The convertible notes are for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003. The notes are convertible into restricted shares of common stock at a conversion rate of $.15 per share.

NOTES PAYABLE
-------------
As of June 30, 2002, the Company has two outstanding notes payable. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum.

NOTE  5 -  LOAN STOCKHOLDER
---------------------------
As of June 30, 2002, Mrs. Lillian Berger, the major stockholder and Secretary/Director in the Company was owed a total of $14,013. As of December 31,2001, Mr. Morton Berger had loaned the Company a total of $17,039. In January 2002, Mr. Berger converted the loan into restricted shares of the Company's common stock (See note 6.)

NOTE  6  -  COMMON STOCK
------------------------
On January 23, 2002 the Company signed a Consulting and Marketing Licensing Agreement with Mr. Mark Neuhaus. The agreement provides for Mr. Neuhaus to promote and develop a market for the Company's products and services. The agreement gives Mr. Neuhaus a nonexclusive license to use the licensed trademarks of the Company on the consultants racing car, racing equipment and clothing. In accordance with the Consulting and Marketing licensing Agreement, which included a stock option plan, the Company filed an S-8 Registration Statement on January 30, 2002 registering 4,000,000 shares of Common Stock into which the stock options could be exercised for an exercise price of $0.15 per share, or at the lowest sales price 30 days prior to exercising the option. In February, 2002 Mr. Neuhaus exercised an option for 333,333 shares of common stock and paid the Company $50,000.

                           SAFARI  ASSOCIATES,  INC.
                           -------------------------
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
               ----------------------------------------------


NOTE  6  -  COMMON STOCK (CONTINUED)
------------------------------------
In March 2002, Mr. Neuhaus exercised another option for an additional 666,666 shares of the Company's common stock for which the Company received $50,000.On April 5, 2002 the Neuhaus agreement was terminated by both parties. On June 22, 2002 the Board of Directors unanimously approved a modification of the filed Plan to become Safari Associates, Inc. Professional and Consultants Compensation Plan.

On January 30, 2002, the Company filed a Form S-8 Registration Statement in connection with a newly established Consultants Compensation Plan. The Company registered a total of 750,000 shares of its Common Stock, which, in accordance with the Plan, may be issued upon authorization of the Board of Directors and Plan administrator to eligible consultants. In February, the Company issued a total of 180,000 shares of Common Stock pursuant to the Plan, valued at $0.15 per share, to a consultant in exchange for legal services. In May, 2002 the Company issued a total of 570,000 shares of common stock under the plan for legal and consulting services valued at $.10 per share.

During January 2002, Mr. Morton Berger converted his loan plus additional funds for a total of $18,000 into 128,000 shares of restricted common stock.

During January 2002, one of the note holders converted his note plus interest accrued on the note for a total of $5,500 into 20,000 restricted shares of the Company's common stock.

In March 2002, the Company issued 298,872 restricted shares of common stock to four individuals for a total of $31,087.


NOTE  7  -  COMMITMENTS & CONTINGENCIES
---------------------------------------

EMPLOYMENT AGREEMENT
--------------------
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year to year basis. Compensation shall be paid at the rate of $52,000 per year.

LICENSE AGREEMENT
-----------------
On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson( brand name in the United States, its possessions and Canada. The term of the License is from January 1, 1998 to January 30, 2001. The license agreement provides that Safari Enterprises, Inc. will pay Smith & Wesson Corp. a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. The license further provides that Safari Enterprises, Inc. can assign the license to an affiliate company under the same control as Safari Enterprises, Inc can. On January 12, 1998, the License was amended by adding recoil pads for firearms, effective January 1, 1998.

                           SAFARI  ASSOCIATES,  INC.
                           -------------------------
                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                ----------------------------------------------


NOTE  7  -  COMMITMENTS & CONTINGENCIES (CONTINUED)
---------------------------------------------------
The minimum royalties were not increased and covered both products. On May 18,1999, the license was further amended to include targets for firearms effective January 1, 1998. Again the minimum royalties were not increased. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography for Evidence, Inc., under the laws of the State of New York. On December 17, 1997 Photography for Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Cameras. The license agreement was assigned to Smith & Wesson) Cameras.

On January 29, 1998 the Company organized a wholly owned subsidiary, Impact Dampening Technologies, Inc., a New York Corporation. On February 10, 1998, Impact Dampening Technologies, Inc., filed a Certificate of Doing Business under the name Smith & Wesson( Recoil Pad Company. Safari Enterprises, Inc., assigned its exclusive recoil pad License to Smith & Wesson( Recoil Pad Company. Corporation, a New York Corporation. On August 2, the Company organized Safari Target Corporation, a New York Corporation. On August 20, 1999, Safari Target Corporation filed a Certificate of Doing Business as Smith & Wesson( Target Company. Safari Enterprises, Inc., assigned its target license to Smith & Wesson Target( Company.

The original license which expired on January 30, 2001 has been extended for an additional three years and the minimum annual royalty for all three licenses is now $10,000 per year.

LEASE
-----
In June 19, 2001 the Company entered into a ten-year lease of the facilities at 64 Edson Street in Amsterdam, New York. The lease requires the Company to pay a monthly rental of $1,057.82 plus all real estate taxes, insurance, and maintenance costs on the premises.

On February 3, 2002 the Company leased premises at No. 10 East Main Street, Greenwood, Indiana, for a term of one year at a monthly rent of $1,000.


NOTE  8  -  GOING CONCERN
-------------------------
The Company has experienced operating loss since inception and has a retained deficit as of June 3, 2002 of $2,630,700. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has funded research and development cost that have gone into the design and production of a line of self sealing reactive targets and recoil pads.

                           SAFARI  ASSOCIATES,  INC.
                           -------------------------
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
               ----------------------------------------------


The Company had a net loss for the six months ended June 30, 2002 of $245,400 which included $49,000 for services which were funded through the issuance of common stock. An additional $65,000 of the losses included fees and amortization of prepaid expenses which the creditors are deferring the payments until the Company can generate a positive cash flow from operations. The remaining portion of the loss of approximately $131,400 was financed by the proceeds from the issuance of common stock. Shortfalls in cash restricted the Company's ability to produce single use cameras during the first quarter of 2002 and as a result there was idle time which caused the Company to reflect a negligible gross profit. Proceeds received from equity issued during the period has been used to fund operations and continue funding research and development costs that have gone into the design of products and a production facility for the manufacture of molecuthane products including recoil pads and inserts for body armor. The Company is pursuing several methods of financing this shortfall including additional equity financing.

Even if the Company is capable of generating a profit in fiscal 2002, the Company may be required to raise additional equity to reduce outstanding liabilities, finance expansion, and introduce new product lines. There is no assurance that the Company will be able to raise the capital that it may require for the aforementioned purposes, or if it is able to raise such capital, that it can do so on terms favorable to the Company.


NOTE  9  -  SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT
-----------------------------------------------------------

                                          2002                2001
                                       ---------           ---------

Cash Paid During the Period For:
        Interest                       $   4,167           $  12,387
        Income Taxes                   $       -           $       -

ITEM  2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------
Revenue for the six months ended June 30, 2002 was $87,668 a decrease of $154,553 or 63.8% from the six months ended June 30, 2001. The decrease was entirely due to a decrease in production and shipment of recycled single use disposable cameras. Production was limited due to cash restrictions and the availability of recyclable shells. The cost of sales for the six months ended June 30, 2002 was $84,353, a decrease of $150,882 or 64.1% from the six months ended June 30, 2001. Cost of sales for the six months ended June 30, 2002 was 96.2% of sales compared to 97.1% for the six months ended June 30, 2001. The price of recycled disposable camera shells increased by over 100.0% during the beginning of 2002 compared to 2001.This increased the cost of sales during the first six months of 2002 by approximately $7,000. In 2001,the deterioration in the cost of sales as a percentage of gross revenue was directly related to the return of rejected products from a former distributor. The Company incurred additional labor, freight , and packaging costs to repackage those products to be delivered to new customers.

Operating expenses for the six months ended June 30, 2002 were $223,725, an increase of $79,459, or 49.2% over the six months ended June 30, 2001. Selling expense for the six months ended June 30, 2002 increased by $7,180 to $22,953. Approximately $7,000 of the increase was due to telemarketing expense which also resulted in a larger telephone expense. General and administrative expenses for the six months ended June 30,2002 were $186,095, an increase of $61,394 or 49.2% over the six months ended June 30,2001. Legal expense increased by $49,000 related to the filing of two form S-8 registration statements filed with the Securities and Exchange Commission and the preparation of a consultants' compensation plan. Rent, office, telephone and utility expense increased by approximately $10,000 related to the new premises in Indiana. Research and development costs increased by approximately $11,000 during the six months ended June 30, 2002 over the six months ended June 30, 2001 as the Company did additional research on the production of molecuthane( products and other new products.

Interest expense for the six months ended June 31, 2002 decreased by approximately $6,000 over the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of June 30, 2002 the Company has current assets of $122,405 and current liabilities of $406,519. Approximately $52,000 of the liabilities are from two inactive subsidiaries. The Company is investigating obtaining a capital investment or long term loan of approximately $300,000, that being the difference between the current assets and current liabilities. There is no assurance that the Company can obtain the required investment or long term loan, or if can obtain such capital investment or long term loan that will be favorable to the Company. Should the Company be unable to secure the capital investment or long term loan, the Company may have to discontinue its operations.

FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements contained in this Form 10QSB including statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. The actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

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

The Company has completed its research and development on its molecuthane body armor inserts designed to prevent blunt force trauma. It intends to have molds made for the inserts within the next 90 days. The Company has also completed modification of the molecuthane used in its recoil pads. The Company expects to have sufficient molds within the next 90 days to produce three different styles of recoil pads in three different sizes. The Company has completed its research and development on its harness pads. The pad will prevent injury and discomfort suffered by racecar drivers due to the tremendous G forces that the harness is subjected to, particularly in the event of a collision or other accident. As a result of the Company's research and development, they discovered new applications for the molecuthane that had not previously been contemplated. Additional research and development is needed to proceed with any new products.

The Company had completed a prototype for a combination fire alarm, carbon monoxide system that will included a fire retardant that retards a fire over an area of approximately 200 square feet around the system. After evaluation of the prototype, it was decided to make modifications and a new prototype is expected to be complete within the next thirty days.

The Company has completed a new web site that includes all Safari products including cameras, recoil pads, self-sealing targets and a complete line of Smith & Wesson(r) apparel, accessories and memorabilia. The web site is a totally interactive E Commerce web site.

                           SAFARI  ASSOCIATES,  INC.
                           -------------------------

                        PART  II  -  OTHER  INFORMATION
                        -------------------------------




ITEM   1  LEGAL PROCEEDINGS
---------------------------
               None.


ITEM   2  CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------
               None.


ITEM   3  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------
               None.


ITEM   4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
               None.


ITEM   5  OTHER INFORMATION
---------------------------
               None.


ITEM   6  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a)   Exhibits
                None.

          (b)   Reports on Form 8-K
                None.

                                  SIGNATURES
                                  ----------




In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   SAFARI  ASSOCIATES,  INC.



                                       /s/ Morton Berger
                                   _______________________________________
                                        Morton Berger
                                        Chairman and CEO








Dated:    August 8 , 2002
__________________________