Form 10QSB
period 2002-09-30
SAFARI ASSOCIATES INC
filed 2002-11-14
CIK 922011

                   U.S. SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549


                                  FORM  10-QSB


        [ X ]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
                       SECURITIES  EXCHANGE  ACT  OF  1934

              For the quarterly period ended  September  30,  2002.


                      Commission file number     0 - 30215
                                               ------------



                              SAFARI  ASSOCIATES,  INC.
                              -------------------------
           (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                  UTAH                                   87-9369569
          ------------                              --------------------
(STATE  OR  OTHER  JURISDICTION  OF                    (IRS  EMPLOYER
 INCORPORATION  OR  ORGANIZATION)                   IDENTIFICATION NUMBER)



                64  EDSON STREET,  AMSTERDAM,  NEW  YORK   12010
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (518)  842-6500
                                 ---------------
                           (Issuer's Telephone Number)



     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__
                                                                             -
No.


As  of  October  28,  2002,  12,028,583 shares of common stock were outstanding.

                            SAFARI  ASSOCIATES,  INC.

                                  FORM  10-QSB
                      QUARTER  ENDED  SEPTEMBER  30,  2002


                               TABLE  OF  CONTENTS
                               -------------------

                                                                            PAGE
                                                                            ----

PART  I  -  FINANCIAL  INFORMATION

     Item  1  -  Financial  Statements

              -  Consolidated  Balance  Sheet  as  of  September 30, 2002     3

              -  Consolidated  Statement  of  Income  for  the  three  and
                 nine  months  ended  September  30,  2002  and  2001         4

              -  Consolidated  Statement  of  Cash  Flows  for  the  three
                 and  nine  months  ended  September  30,2002  and  2001      5

              -  Notes  to  Consolidated  Financial  Statements.         6-  11

     Item  2  -  Management's  Discussion  and  Analysis
                 Or  Plan  of  Operations.                              12-  13

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

                         PART I - FINANCIAL INFORMATION

                            SAFARI ASSOCIATES, INC.
                            -------------------------
                           CONSOLIDATED BALANCE SHEET
                          ----------------------------
                               SEPTEMBER 30, 2002
                              --------------------

                                     ASSETS
                                     ------

                                                      2002
                                                    --------
                                                  (UNAUDITED)
CURRENT  ASSETS:
----------------

Cash                                              $    10,088
Accounts Receivable -                                   2,560
Inventory                                              40,416
Prepaid Expenses                                       55,431
                                                  ------------
  Total Current Assets                                108,495
                                                  ------------

PROPERTY, PLANT AND EQUIPMENT:
------------------------------
Net of Accumulated Depreciation of $23,163             19,969
                                                  ------------

OTHER ASSETS:
-------------
Goodwill - Net of Amortization of $5,472               21,883
Other Assets                                           82,853
                                                  ------------
  Total Other Assets                                  104,736
                                                  ------------
  Total Assets                                    $   233,200
                                                  ============


         LIABILITIES  AND  STOCKHOLDERS'  (DEFICIT)
         ------------------------------------------

CURRENT LIABILITIES:
--------------------
Notes payable                                     $    18,000
Accounts Payable                                      352,610
Payroll and Other Taxes Payable                        27,093
Accrued Expenses                                      171,259
                                                  ------------
  Total Current Liabilities                           568,962
                                                  ------------

OTHER LIABILITIES:
------------------
Loan Stockholder                                       21,092
Convertible Notes Payable                             505,500
                                                  ------------
  Total Other Liabilities                             526,592
                                                  ------------
  Total Liabilities                                 1,095,554
                                                  ------------

Commitments and Contingencies - Note 7

STOCKHOLDERS' (DEFICIT):
------------------------
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 12,028,583  shares                      12,029
Additional Paid-in Capital                          1,891,409
Retained (Deficit)                                 (2,765,792)
                                                  ------------
  Total Stockholders' (Deficit)                      (862,354)
                                                  ------------

  Total Liabilities and Stockholders'  (Deficit)  $   233,200
                                                  ============

                            SAFARI ASSOCIATES, INC.
                            -------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    ---------------------------------------
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
    -----------------------------------------------------------------------

                                                 THREE  MONTHS                  NINE  MONTHS
                                                 -------------                  ------------
                                              2002           2001            2002            2001
                                            --------       --------       ---------       ----------
                                          (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

Revenue                                 $     19,067    $     55,453    $    106,735   $     297,674
                                        -------------   -------------   -------------   -------------
Cost of Sales                                 30,573          63,797         114,926         299,032
                                        -------------   -------------   -------------   -------------
Gross Profit                                 (11,506)         (8,344)         (8,191)         (1,358)
                                        -------------   -------------   -------------   -------------

OPERATING EXPENSES:
-------------------
Selling Expenses                               4,376           4,901          27,329          20,674
General and Administrative Expenses           40,658          64,176         226,753         188,877
Research and Development Costs                65,490          18,750          80,167          22,542
                                        -------------   -------------   -------------   -------------
  Total Operating Expenses                   110,524          87,827         334,249         232,093
                                        -------------   -------------   -------------   -------------
Net (Loss) from Operations                  (122,030)        (96,171)       (342,440)       (233,451)

Other (Expenses)
----------------
Interest Expense                             (13,035)         (4,306)        (38,024)        (35,435)
Loss on Disposal of Property                       -               -               -         (72,849)
                                        -------------   -------------   -------------   -------------
  Total Other (Expenses)                     (13,035)         (4,306)        (38,204)       (108,284)
Net (Loss) before Provision
   For Income Taxes                         (135,065)       (100,477)       (380,464)       (341,735)
Provision for Income Taxes                         -               -               -               -
                                        -------------   -------------   -------------   -------------
Net (Loss) before Provision for Income
Taxes and Extraordinary Item                (135,065)       (100,477)       (380,464)       (341,735)
Extraordinary Item-Gain from
Discontinued Operations                            -               -               -         103,558
                                        -------------   -------------   -------------   -------------
Net  (Loss)                             $   (135,065)   $   (100,477)   $   (380,464)   $   (238,177)
                                        =============   =============   =============   =============


Basic and fully Diluted(Loss) Per Share
Before Extraordinary Item               $      (.01)    $       (.01)   $       (.03)   $       (.04)
Extraordinary Item                                -                -               -             .01
                                        =============   =============   =============   =============
Net (Loss) per Common Share             $      (.01)    $       (.01)   $       (.03)           (.03)
                                        =============   =============   =============   =============
Weighted Average Shares Outstanding       12,028,583       9,154,112      11,121,722       8,628,588
                                        =============   =============   =============   =============

                            SAFARI ASSOCIATES, INC.
                            -------------------------
                    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                    ----------------------------------------
          FOR  THE NINE MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001
          ------------------------------------------------------------


                                                  2002          2001
                                               ----------  ----------
                                               (UNAUDITED) (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income (Loss)                              $(380,464)  $(238,177)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                4,858       7,483
      Services provided for common stock          99,000           -
      Gain From Discontinued Operations                -    (103,558)
      Loss From Sale of Property                       -      72,849
Changes in Operating Assets & Liabilities:
   Accounts Receivable                             9,590      27,751
   Inventory                                      15,676      (6,268)
   Prepaid Expenses and Other Assets              14,090     (39,148)
Accounts Payable                                  (4,896)     54,653
Accrued Expenses                                  93,065      50,003
Deferred Compensation                                  -      33,450
                                               ----------  ----------
Net Cash Used in Operating Activities           (149,081)   (141,142)
                                               ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds From Sale of Property                         -       87,215
Property, Plant and Equipment                     (7,886)           -
                                               ----------  ----------
  Net Cash Used in Investing Activities           (7,886)      87,215
                                               ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Issuance of Common Stock                         149,745      84,200
Notes Payable                                      3,000      12,000
Payment of Mortgage                                    -     (40,000)
Loans Stockholder                                  2,033           -
                                               ----------  ----------
  Net Cash Provided by Financing Activities      156,798      56,200
                                               ----------  ----------
Net Increase (Decrease) in Cash                     (169)      2,273

Cash - Beginning of Period                        10,257      30,125
                                               ----------  ----------
Cash - End of Period                           $  10,088   $  32,398
                                               ==========  ==========

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                              SEPTEMBER  30,  2002
                              --------------------


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

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
-----------------------------------------------------------
CONSOLIDATION
-------------
The accompanying Consolidated Financial Statements include the accounts of the Company and all its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

INVENTORY
---------
Inventory is stated at the lower of cost, using the first-in, first-out basis or market.

PROPERTY  AND  EQUIPMENT
------------------------
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The cost of maintenance and repairs is charged to operations as incurred.

INTANGIBLES
-----------
Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized using the straight-line method over 15 years. Effective to the issuance of FASB No. 142, the Company discontinued amortizing goodwill.
The Company follows Statement of Financial Accounting Standard No. 121,Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------


NOTE  2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
---------------------------------------------------------------------
INCOME  TAXES
-------------
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes include taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company

PER  SHARE  DATA
----------------
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basic per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the compilation since they would be antidilutive.

ESTIMATES  AND  ASSUMPTIONS
---------------------------
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, revenue, and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates


NOTE  3  -  INCOME  TAXES
-------------------------
There  is  no  provision  for  federal or state income taxes for the years ended
December 31, 2001 and 2000 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at September 30, 2002 and 2001 consist of the following:

                                      2002        2001
                                   ----------  ----------


  Allowance for doubtful accounts  $        -   $  9,600
  Net Operating Loss Carryforward   1,027,000    761,000
  Property and Equipment                3,000      3,000
                                   ----------   --------
                                    1,060,000    773,600
  Valuation Allowance               1,060,000    773,600
                                   ----------   --------
                                          -0-   $  - 0 -
                                   ==========   ========

As of December 31, 2001, the Company has net unused operating loss carryforwards of approximately $2,100,000, which expire in various years from 2002 through 2017.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                              SEPTEMBER  30,  2002
                              --------------------


NOTE  4  -  NOTES  PAYABLE
--------------------------
CONVERTIBLE  NOTES  PAYABLE
---------------------------

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

NOTES  PAYABLE
--------------
As of September 30,2002,the Company has two outstanding notes payable. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum.

NOTE    -5-  LOAN  STOCKHOLDER
------------------------------
As of September 30, 2002, Mrs. Lillian Berger, the major stockholder and Secretary/Director in the Company was owed a total of $21,092 . As of December 31,2001,Mr. Morton Berger had loaned the Company a total of $17,039.In January 2002,Mr. Berger converted the loan into restricted shares of the Company's common stock(see note 6).

NOTE  6  -  COMMON  STOCK
-------------------------
On January 23, 2002 the Company signed a Consulting and Marketing Licensing Agreement with Mr. Mark Neuhaus. The agreement provides for Mr. Neuhaus to promote and develop a market for the Company's products and services. The agreement gives Mr. Neuhaus a nonexclusive license to use the licensed trademarks of the Company on the consultants racing car, racing equipment and clothing .In accordance with the Consulting and Marketing licensing Agreement, which included a stock option plan , the Company filed an S-8 Registration Statement on January 30,2002 registering 4,000,000 shares 0f Common Stock into which the stock options could be exercised for an exercise price of $0.15 per share , or at the lowest sales price 30 days prior to exercising the option. In February , 2002 Mr. Neuhaus exercised an option for 333,333 shares of common stock and paid the Company $50,000.

In March 2002,Mr. Neuhaus exercised another option for an additional 666,666 shares of the Company's common stock for which the Company received $50,000.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                              SEPTEMBER  30,  2002
                              --------------------

NOTE  -6-COMMON  STOCK(CONTINUED)
---------------------------------
On January 30,2002, the Company filed a Form S-8 Registration Statement in connection with a newly established Consultants Compensation Plan. The Company registered a total of 750,000 shares of its Common Stock, which, in accordance with the Plan, may be issued upon authorization of the Board of Directors and Plan administrator to eligible consultants .In February, the Company issued a total of 180,000 shares of Common Stock pursuant to the Plan, valued at $0.15 per share, to a consultant in exchange for legal services.

During January 2002, Mr. Morton Berger converted his loan plus additional funds for a total of $18,000 into 128,000 shares of restricted common stock.

During January 2002, one of the note holders converted his note plus interest accrued on the note for a total of $5,500 into 20,000 restricted shares of the Company's common stock.

In March 2002,the Company issued 298,872 restricted shares of common stock to four individuals for a total of $31,087.

In June, 2002 ,the Company issued 350,000 shares of common stock pursuant to the Company's Consultant Compensation Plan for research and development costs valued at $.10 per share

In July, 2002 ,the Company issued 500,000 shares of common stock pursuant to the Company's Consultant Compensation Plan for financial services valued at $.03 per share

NOTE  7  -  COMMITMENTS  &  CONTINGENCIES
-----------------------------------------
EMPLOYMENT  AGREEMENT
---------------------
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year to year basis. Compensation shall be paid at the rate of $52,000 per year.

LICENSE  AGREEMENT
------------------
On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson brand name in the United States, its possessions and Canada. The term of the License is from January 1, 1998 to January 30, 2001. The license agreement provides that Safari Enterprises, Inc. will pay Smith & Wesson Corp. a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. The license further provides that Safari Enterprises, Inc. can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, the License was amended by adding recoil pads for firearms effective January 1, 1998.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                              SEPTEMBER  30,  2002
                              --------------------

NOTE  -7-  COMMITMENTS  &  CONTINGENCIES(CONTINUED)
---------------------------------------------------

The minimum royalties were not increased and covered both products. On May 18, 1999, the license was further amended to include targets for firearms effective January 1, 1998. Again the minimum royalties were not increased. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography for Evidence, Inc., under the laws of the State of New York. On December 17, 1997 Photography for Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Cameras. The license agreement was assigned to Smith & Wesson Cameras.

On January 29, 1998 the Company organized a wholly owned subsidiary, Impact Dampening Technologies, Inc., a New York Corporation. On February 10, 1998, Impact Dampening Technologies, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Recoil Pad Company. Safari Enterprises, Inc., assigned its exclusive recoil pad License to Smith & Wesson Recoil Pad Company. On August 2, the Company organized Safari Target Corporation, a New York Corporation. On August 20, 1999, Safari Target Corporation filed a Certificate of Doing Business as Smith & Wesson Target Company. Safari Enterprises, Inc., assigned its target license to Smith & Wesson Target Company.

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

On  February  3,2002  the  Company  leased  premises  at No. 10 East Main Street
,Greenwood,  Indiana  for  a  term  of  one  year  at  a monthly rent of $1,000.

NOTE  8  -  GOING  CONCERN
--------------------------
The Company has experienced operating loss since inception and has a retained deficit as of September 30,2002 of $2,765,000. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras.
Additionally, the Company has funded research and development cost that have gone into the design and production of a line of self sealing reactive targets and recoil pads.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                              SEPTEMBER  30,  2002
                              --------------------




The Company had a net loss for the nine months ended September 30,2002 of $380,464 which included $99,000 for services which were funded through the issuance of common stock. An additional $35,000 of the losses included fees and amortization of prepaid expenses which the creditors are deferring the payments until the Company can generate a positive cash flow from operations. The remaining portion of the loss of approximately $247,000 was financed by the proceeds from the issuance of common stock and the increase of accrued expenses which the Company does not expect to repay until the operations of the Company become profitable. Shortfalls in cash restricted the Company's ability to produce single use cameras during the first quarter of 2002 and as a result there was idle time which caused the Company to reflect a negative gross profit. Proceeds received from equity issued during the period has been used to fund operations and continue funding research and development costs that have gone into the design of products and a production facility for the manufacture of molecuthane products including recoil pads and inserts for body armor. The
Company is pursuing several methods of financing this shortfall including additional equity financing.

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

NOTE  9  -  SUPPLEMENTAL  DISCLOSURES  TO  CASH  FLOW  STATEMENT
----------------------------------------------------------------

                                            2002         2001
                                         ---------     ---------

Cash  Paid  During  the  Period  For:
        Interest                         $   4,577     $   9,732
        Income  Taxes                    $    -        $    -

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
----------------------------------------------------------------------------

RESULTS  OF  OPERATIONS
-----------------------
Revenue for the nine months ended September 30,2002 was $106,735 a decrease of $190,939 or 64.1% from the nine months ended September 30, 2001. The decrease was entirely due to a decrease in production and shipment of recycled single use disposable cameras. The Company is concentrating on its Smith & Wesson brand , which generates a higher gross profit than generic brands, or Safari Camera brands. Production was limited due to cash restrictions and the availability of recyclable shells. The cost of sales for the nine months ended September 30, 2002 was $114,926, a decrease of $184,106 or 61.5% from the nine months ended September 30,2001. Cost of sales for the nine months ended September 30,2002 was 107.7% of sales compared to 100.4% for the nine months ended September 30,2001. The price of recycled disposable camera shells increased by over 100.0% during the beginning of 2002 compared to 2001.This increased the cost of sales during 2002 by approximately $10,000. In 2001,the deterioration in the cost of sales as a percentage of gross revenue was directly related to the return of rejected products from a former distributor. The Company incurred additional labor, freight, and packaging costs to repackage those products to be delivered to new customers.
Operating expenses for the nine months ended September 30,2002 were $ 334,249, an increase of $102,156, or 30.6% over the nine months ended September 30,2001. Selling expense for the nine months ended September 30,2002 increased by $6,655 to $27,327. All of the increase was due to telemarketing expenses that also resulted in a larger telephone expense. General and administrative expenses for the nine months ended September 30,2002 were $226,753 an increase of $37,876 or 20.0% over the nine months ended September 30,2001. Legal expense increased by $27,000 related to the filing of two form S-8 registration statements filed with the Securities and Exchange Commission and the preparation of a consultants' compensation plan. Rent , office , telephone and utility expense increased by approximately $5,000 related to the new premises in Indiana. Research and development costs increased by approximately $57,625 during the nine months ended September 30,2002 over the nine months ended September 30,2001 as the Company did additional research on the production of molecuthane products and other new products.
Interest expense for the nine months ended September 30,2002 increased by approximately $2,600 over the nine months ended September 30,2001 as the amount of interest bearing debt increased due to the conversion of current liabilities into long term debt.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of September 30,2002 the Company has current assets of $108,495 and current liabilities of $568,962. Approximately $52,000 of the liabilities are from two inactive subsidiaries. The Company is investigating obtaining a capital investment or long term loan of approximately $250,000. There is no assurance that the Company can obtain the required investment or long term loan, or if can obtain such capital investment or long term loan that will be favorable to the Company. Should the Company be unable to secure the capital investment or long term loan,the Company may have to discontinue its operations.

FORWARD-LOOKING STATEMENTS
--------------------------
Certain statements contained in this Form 10QSB including statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.
Molecuthane is a Safari Associates, Inc., registered trademark for a molded, multi-layered energy dampening material composed of molecularly cross-linked urethane molecules. Each energy dampening use is carefully studied and the final molded material is meticulously engineered to deliver the required results. It can be designed to meet almost any application where energy absorption and impact dampening are concerns. The applications are infinite.
To date, the Company has demonstrated the use of Molecuthane in recoil pads, automotive shoulder harness pads, as a soft wall barrier at an auto racetrack, and, as a component to be added to body armor to reduce blunt force trauma. The Company has completed its research and development on its molecuthane body armor inserts designed to prevent blunt force traumaThe Company has also completed modification of the molecuthane used in its recoil pads. The Company has completed its research and development on its harness pads. The pad will prevent injury and discomfort suffered by racecar drivers due to the tremendous G forces that the harness is subjected to , particularly in the event of a collision or other accident. As a result of the Company's research and development, they discovered new applications for the molecuthane that had not previously been contemplated. Additional research and development is needed to proceed with any new products.
The Company has delayed its plan to produce molecuthane products. Management of the Company has decided to place all of its efforts on completing development of the Flame Tame and bring that product to market. The Company believes that it will be able to obtain the financing necessary to have the Flame Tame manufactured and brought to market and that the potential income from the Flame Tame is closer and will be greater than that which can be generated by the molecuthane products.
The Company has a working prototype of the Flame Tame and is working on the final modifications of some of the components which will reduce the weight of the product and cost of production .The Flame Tame is a self contained unit that can be mounted in room of a building structure . A smoke and heat detector activates the unit which sets off an alarm and then sprays a fire retardent material over an area of approximately 200 square feet, retarding the spread of a fire. The advantage of the Flame Tame is that it does not require expensive installation costs as is the case with sprinkler systems and can easily be installed in both existing structures and new construction. The Company owns the patent on the Flame Tame device and has registered the name with the United States Patent and Trademark Office.
The Company is constructing a web site that will include all Safari products including cameras, recoil pads, self sealing targets and will include a complete line of Smith & Wesson apparel, accessories and memorabilia. The web site will be a totally interactive E Commerce web site, which the Company expects to be on line within the next 30 days.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------

                         PART  II  -  OTHER  INFORMATION
                         -------------------------------


ITEM   1     LEGAL  PROCEEDINGS
--------     ------------------
               None


ITEM   2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
--------     -----------------------------------------------
               None.


ITEM   3     DEFAULTS  UPON  SENIOR  SECURITIES
--------     ----------------------------------
               None.


ITEM   4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------     -----------------------------------------------------------
               None.


ITEM   5     OTHER  INFORMATION
--------     ------------------
               None.


ITEM   6     EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------     -------------------------------------

          (a)  Exhibits
               --------
      Exhibit  Index

         3.1   *Initial  Articles  of  Incorporation  of  Mag  Enterprises, Inc.
         3.2   *Certificate  of  Amendment  to  Articles  of  Incorporation
         3.3 *Certificate of Amendment to Articles of Incorporation changing name to Safari Associates, Inc.
         3.4 Articles of Amendment to Articles of Incorporation changing capital structure
         3.5 Articles of Amendment to Articles of Incorporation designating a series of convertible preferred stock
         10.9  Assignment  of  Patent.


         * These documents were also filed previously with the Company's 10-SB, but appear in this filing for regulatory purposes only.

          (b)  Reports  on  Form  8-K
               ----------------------
               None.

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION  906  OF  THE  SARBANES-OXLEY  ACT  OF  2002

In connection with the Quarterly Report of Charter Municipal Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Morton Berger and Lillian Berger, President/CFO/Director and Secretary/Director respectively, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                         /s/  Morton  Berger

                         Morton  Berger,  CEO,CFO
                         President  and  Director
                         November  8,  2002

                         /s/  Lillian  Berger

                         Lillian  Berger,
                         Secretary  and  Director







                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SAFARI  ASSOCIATES,  INC.






                                   ------------------------------
                                        Morton  Berger
                                        Chairman,  CFO  and  CEO
___________________
Lillian  Berger,  Director  and  Secretary