Form 10KSB/A
period 2001-12-31
SAFARI ASSOCIATES INC
filed 2003-01-09
CIK 922011

                                UNITED STATES
                            SECURITIES AND EXCHANGE
                                  COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                             AMENDMENT NO.1-10KSB/A

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

     Indicate by check mark , if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenue  for  the  fiscal  year  ended  December  31,  2001  is  $348,460
The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 7, 2002 amounted to $1,125,005

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2001 was 9,331,712 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  FORM 10-KSB
                      FISCAL YEAR ENDED DECEMBER 31, 2001
                   DOCUMENTS INCORPORATED BY REFERENCE

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

Photography For Evidence, Inc., a New York corporation was organized on November 25, 1997. The Company filed a Certificate of Doing Business under the name Smith & Wesson Cameras on December 17, 1997. Smith & Wesson Cameras has an exclusive license from Smith & Wesson Corp., to make, use and sell single-use (disposable) cameras and conventional film using cameras under the Smith & Wesson brand name. Smith & Wesson Cameras markets its single-use (disposable) cameras to federal, state and local law enforcement agencies. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell these cameras to federal and state law enforcement agencies.

Impact Dampening Technology, Inc., a New York corporation, was organized on January 29, 1998. The company filed a Certificate of Doing Business under the name Smith & Wesson Recoil Pad Company on February 10, 1998. Smith & Wesson Recoil Pad Company has an exclusive license from Smith & Wesson Corp., to make, use and sell recoil pads under the Smith & Wesson brand name. Effective September I, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell its self-adhesive Smith & Wesson shoulder recoil pad to federal and state law enforcement agencies.

Safari Target Corporation was organized under and pursuant to the laws of the State of New York on August 2, 1999. It filed a Certificate of Doing Business under the name Smith & Wesson Targets on August 20, 1999. Smith & Wesson Targets has an exclusive license from Smith & Wesson Corp., to make use and sell targets under the Smith & Wesson brand name. Smith & Wesson Targets distributes a series of self sealing targets, intended to replace steel targets. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell the Smith & Wesson self sealing targets to federal and state law enforcement agencies.

Safari Camera Corporation is in the business of reloading single-use (disposable) cameras which it sells to distributors, retailers and for promotions. The company purchases used (disposable) camera shells from photo labs and others and reloads these cameras with film and if a flash camera, with a battery. Batteries and film are purchased from battery and film manufacturers and distributors. These reloaded single-use cameras are then placed in new packaging and sold. Some packaging is private label for retailers, distributors and for promotions. Other cameras are sold in generic SAFARI packaging. The raw materials required for this business are camera shells, batteries and film. This business is highly competitive as to pricing and purchasing single-use camera shells. The company has limited its distribution and solicits small niche markets so as to try to avoid the competition for camera shells and customers. Safari Camera Corporation also reloads single-use cameras for Smith & Wesson Cameras.

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

Smith & Wesson Cameras is an exclusive licensee of Smith & Wesson Corp. It distributes single-use cameras to law enforcement agencies. The cameras are reloaded by Safari Camera Corporation. Sales are generated through direct mail advertising, trade shows and its United States General Services Administration contract. A royalty of five (5%) percent of gross sales is paid to Smith & Wesson Corp. The business operations of Smith & Wesson Cameras are subject to the same risks as set forth for Safari Camera Corporation.

Smith & Wesson Recoil Pad Company is an exclusive licensee of Smith & Wesson Corp. It has private label recoil pads manufactured by Hartlee Systems, Inc. The recoil pads are designed by Smith & Wesson Recoil Pad Company and the molds necessary to manufacture the recoil pads are purchased by Smith & Wesson Recoil Pad Company. It distributes these pads under the Smith & Wesson brand name. Two models of recoil pads are manufactured for the company. The "Safari" model is conventional as it is fitted to the butt of the stock of a shotgun or rifle. The Smith & Wesson self-adhesive shoulder recoil pad is unique as it self adheres to the outer garment being worn by the user. On September 23, 1999, Smith & Wesson Recoil Pad Company, entered into a consulting agreement with Mark Hendricks with regard to the design of new recoil pads. On September , 2000, the Company entered into a consulting agreement with Jan Barani, with regard to the development of coatings for its Smith & Wesson recoil pads. The Company now offers the self-adhesive shoulder recoil pad to federal and state law enforcement agencies pursuant to its contract with the United States General Services Administration, Contract #GS-07F-0434K that became effective on September 1, 2000. These recoil pads are still in test marketing and no decision has been reached as to whether the company will expand its efforts beyond test marketing at this time. Also, at this time, the Company does not have the financial resources necessary to go beyond test marketing should it decide that it would be in the best interest of the company to do so. Furthermore, the company does not have any reason to believe that it will be able to raise the capital to go beyond the test marketing phase of the business or that should it raise such capital, it could do so on terms favorable to the company or that it could compete succesfully with other companies that have been in the market for many years.



Smith & Wesson Targets has an exclusive license from Smith & Wesson Corp., to make, use and sell targets under the Smith & Wesson brand name. At the present time the company is test marketing a self-sealing plastic target that is intended to replace steel targets. Unlike steel targets, the Smith & Wesson self-sealing targets allow a bullet to pass through when the target is struck. The user knows that the target is struck as it moves when hit by the bullet. With steel targets, when the target is struck by a bullet, there is a danger of ricochet, splatter and fragmentation of the bullet, which can strike and injure the shooter or someone in the vicinity of the shooter. With the Smith & Wesson self-sealing targets, the bullet passes through the target into a safety zone without any danger of injury as the bullet does not ricochet, splatter or fragment. These targets are manufactured for Smith & Wesson Targets by Creative Urethanes, Inc. Smith & Wesson Targets owns the molds with which the targets are manufactured. The company is developing a line of variously shaped targets and is still at the test marketing stage of its business. Some of the targets are designed to knock-down and others to knock-down and spring back up when struck by a bullet. Others wiggle when struck by a bullet. The market for these targets now appears to be very small but may increase if their safety factor over steel targets dictates their use. The company has not advertised these targets for more than a year. The Company was awarded a five year contract for these targets by the United States General Services Administration effective September 1, 2000, for sale to federal and state law enforcement agencies. This is part of Contract #GS-07F-0434K. Should circumstances indicate that the company should go beyond test marketing of these targets, the company would have to obtain capital for advertising, manufacture and inventory. At this time the Company does not have the capital necessary for any of the foregoing and does not know whether it will be able to raise such capital, if necessary, or whether, if it could raise the capital, it can do so on terms favorable to the Company that would make it feasible to risk the capital in an attempt to increase its sales.

Shoothru, Inc., a New Jersey corporation, was acquired by the Company in March, 1998. Shoothru, Inc., developed and designed a small product line of self-sealing targets. The operations of Shoothru, Inc., are now conducted by Smith & Wesson Targets.

On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson brand name in the United States, its possessions and Canada. The term of the license is from January 1, 1998 to June 30, 2001. The license agreement provides that Safari Enterprises, Inc., will pay Smith & Wesson Corp., a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. By oral agreement, the minimum royalty had been kept at $8,664 a year during the term of the license agreement to December 31, 2000 and $2,500 a quarter thereafter. That minimum payment has been made and accepted during the entire life of the license agreement. The license agreement further provides that Safari Enterprises, Inc., can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, the License was amended by adding recoil pads for firearms effective January 1, 1998. The minimum royalty was not increased and covered both products. On May 18, 1999, the License was further amended to include targets for firearms effective January 1, 1998. Again, the minimum royalties were not increased and covered all three products. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography For Evidence, Inc., under the laws of the state of New York. On December 17, 1997, Photography For Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Cameras. The License Agreement was assigned the Smith & Wesson Cameras. On January 29, 1998, the Company organized a wholly owned subsidiary, Impact Dampening Technologies, Inc., a New York corporation. On February 10, 1998, Impact Dampening Technologies, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Recoil Pad Company. Safari Enterprises, Inc., assigned its exclusive recoil pad license to Smith & Wesson Recoil Pad Company. On August 2, 1999 the Company organized Safari Target Corporation under the laws of the State of New York. On August 20, 1999, Safari Target Corporation filed a Certificate of Doing Business under the name Smith & Wesson Targets. Safari Enterprises, Inc., assigned its target license to Smith & Wesson Targets.

On February 3, 2002, the Company leased a plant in Greenwood, Indiana in which it will produce Molecuthane products. (See: Part 1, Item 2. Description of Property). Molecuthane is a multi layered synthetic material designed by the Company to protect individuals and objects from injury, discomfort and damage caused by kinetic force. The material is formulated to give the ultimate protection required for each specific application. Using molecular cross-linking, separate layers of Molecuthane, each layer formulated to achieve a defined result, are joined together into one unit. In effect, the unit is a system because of the integrated action of each layer with the other layers. The Company filed a trade mark application with the United States Patent and Trademark Office designating the material as Molecuthane. The material's primary use is to protect against injury and discomfort whenever kinetic force from an impact or vibration resulting from an impact can cause injury or discomfort to an individual or damage to property.

In November, 2001, the Company granted Archangel International, Inc., exclusive distribution of its Moecuthane body armor inserts. The purpose of the inserts is to prevent injury to the wearer of a bullet proof vest if struck by a bullet that does not penetrate the vest as this can cause blunt force trauma injuries. The distribution agreement provides in substance that commencing with the date that the Company is in production of the Molecuthane body armor inserts, Archangel International, Inc., will distribute $10 million in the inserts during the first year of production with an increase of ten (10%) percent in each of the remaining two years of the agreement. In the event that Archangel
International fails to meet its minimums, the Company has the option of terminating the distribution agreement. The Company is not in production of its Molecuthane body armor inserts at this time.

  ITEM  2.  DESCRIPTION  OF  PROPERTY.

The principal office and plant of the Company and its wholly owned subsidiaries is located at 64 Edson Street, Amsterdam, New York. It is the location where Safari Camera Corporation reloads single-use (disposable) cameras, inventories and from which its ships the products produced and distributed by the Company and its wholly owned subsidiaries, Smith & Wesson Targets, Smith & Wesson Cameras and Smith & Wesson Recoil Pad Company. The entire building is occupied by the Company and its wholly owned subsidiaries. The building had been owned by Safari Enterprises, Inc. with a mortgage held by the Amsterdam Industrial Development Agency, which foreclosed upon the building for non payment of the mortgage. A foreclosure sale was held on October 26, 2000, and Safari Associates, Inc., was the high bidder at said sale, bidding $91,968.56. On
December 22, 2000, the Company closed pursuant to the terms of its bid and acquired title to the premises on December 22, 2000. On May 18, 2001, the Company sold the premises to Tony Courtney and Craig Walls for $92,000 and entered into a ten year leaseback with an option to purchase. The monthly rental is $1,141.82 plus real estate and other taxes applicable to said premises. The Company has an option to buy back the premises.

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

On or about February 3, 2002, the Company leased premises No. 410 East Main Street, Greenwood, Indiana for a term of one years at a rental of $1,000 a month. It is at these premises that the Company is establishing its plant to manufacture Molecuthane products. The premises are a one story building containing approximately 2,800 square feet.

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

On or about February 14, 2001, the Company issued 25,000 shares of its par value $0.001 restricted Common Stock to Jan Barani, a chemist, in consideration of a three year consulting agreement during which the consultant is to render services regarding the Company's development of Molecuthane products. Mr. Barini executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about March 3, 2001, the Company sold 144,142 shares of its par value $0.001 restricted Common Stock to Lillian Berger, Secretary-Treasurer of the Company at a price of $0.125 a share. Mrs Berger executed an investment letter upon which the Company relied to establish that the transaction was exempt fro registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital

On or about March 27, 2001, the Company issued 25,000 shares of its par value $0.001 restricted Common Stock to Robert Tolve in consideration of a three year consulting agreement during which the Consultant is to render consulting services relating to the Company's printing and packaging requirements. Mr. Tolve executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about March 31, 2001, the Company issued 25,000 shares of its par value $0.001 restricted Common Stock to Clete Boyer in consideration of a three year consulting agreement during which the Consultant is to render consulting servies relating to the Company's development of Molecuthane products for use in the sport of baseball. Mr. Boyer executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about March 31, 2001, the Company issued 300,000 shares of its par value $0.001 restricted Common Stock to Riverene Corporation in consideration of a three year consulting agreement during which the Consultant is to render services in the development of Molecuthane products. The Consultant executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Revenue for the year ended December 31, 2001, was $348,460, a decrease of $421,120 or 54.7% from the year ended December 31, 2000. There were several factors that caused the decrease including (a) loss of a major distributor of the Company's single-use cameras, (b) another major customer no longer carries private label single-use cameras and (c) general weakness in the economy, especially in the travel and leisure area. Also, the Company has not invested any resources in the production or distribution of targets and recoil pads.

Cost of sales for the year ended December 31, 2001, was 126.6% of revenue resulting in a gross loss of 26.6%. Included in cost of sales for the year ended December 31, 2001 was a write off of approximately $85,000 of prepaid obsolete packaging materials. Labor costs as a percentage of sales increased by over 12%.

Excess workers were laid off but it was necessary for the Company to retain certain personnel. Cost of sales for the year ended December 31, 2000 was 86.8% resulting in a gross profit of 13.2%.
Operating expenses for the year ended December 31,2001 were $308,304 compared to $245,437 for the year ended December 31,2000, an increase of &62,867. Selling expenses increased by &3,256. General and administrative expenses increased by $60,553. Major increases included $35,000 for a plant manager ,rent increased by $7,000 and utilities increased by $5,000. On June 19,2001, the Company sold it premises at 64 Edson Street in Amsterdam,N.Y., and leased back the property on a month to month basis. The Company received proceed of $86,324 from the sale of the property and recorded a loss of $72,049. In January 2001,Safari Enterprises Inc., a subsidiary of the Company was liquidated under Chapter 7 of the Federal Bankruptcy Code. As a ,result, the Company recorded income from the reductions of liabilities of $103,558.

Interest expense for the year ended December 31,2001 was $47,901 compared to $22,959 for the year ended December 31,2000, an increase of $24,942. The increase in interest expense resulted from converting current liabilities and deferred compensation into convertible notes.

Liquidity  and  Capital  Resources
----------------------------------

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

ITEM 8.  CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
FINANCIAL  DISCLOSURE.

None

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS.

Name              Age      Position  With  Company          Year  First  Became
----              ---      -----------------------          -------------------
                                                            Director or Officer
                                                            -------------------

Morton Berger     73       President/Director                  1986

Lillian Berger    71       Secretary/Director                  1986

Each director serves until the next annual meeting of shareholders and until his or her respective successor is duly elected and qualifies. Executive officers are elected by the Board of Directors to serve at the discretion of the directors.

MORTON BERGER-President/Director-He has been an officer and director of the Company since 1986. He has been the chief operating officer of the Company since September, 1986. Mr. Berger graduated from New York University Law School in June, 1952. He is the husband of Lillian Berger, the Secretary/Treasurer and Director. On May 29, 2001, Morton Berger, President of the Company sold 15, 687 shares of the Company's Common Stock pursuant to Rule 144 of the Securities Act of 1933, as amended. On September 26, 2001, He sold 25,000 shares of the Company's Common Stock pursuant to Rule 144 of the Securities Act of 1933, as amended. Pursuant to Section 16(a) and 23(a) of the Securities Exchange Act of 1934, he was required to file a Form 4 with the United States Securities and Exchange Commission as he was a control person as defined by the Act. The Form 4 sets forth and discloses changes of beneficial ownership of his Common Stock of the Company. Morton Berger failed to make the requisite filings. The proceeds of the sales were loaned to the Company by Morton Berger.

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

ITEM 10.  EXECUTIVE  COMPENSATION

No Company executive other than Morton Berger has drawn or accrued a salary. Since April, 1994, Morton Berger has had an agreement to be paid a salary of $1,000 a week. He has never been paid his full salary and has been accruing his unpaid salary. From April 1, 1994 to December 31, 2000, the Company owes Morton Berger, president of the Company, accrued salary in the amount of $377,000. On August 9, 2001, he converted $355,000 of the accrued compensation into a convertible note.(See note 5, financial statements.)

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

(a)     Security  ownership  of  certain  beneficial  owners

Title of Class    Name and Address of      Amount and Nature(1)  Percent
--------------    -------------------      -----------------     -------
                  Beneficial Owner         Of Beneficial Owner   of  Class  (2)
                  ----------------         -------------------   --------------

Common            Lillian  Berger(3)
                  13  Eastbourne  Drive
                  Spring  Valley,  NY10977    4,154,142             44.5%

Common            Morton  Berger(4)
                  13  Eastbourne  Drive
                  Spring Valley, NY 10977       286,243              3.1%

(b)     Security  ownership  of  management

Title of Class    Name and Address of      Amount and Nature(1)  Percent
--------------    -------------------      -----------------     -------
                  Beneficial Owner         Of Beneficial Owner   of  Class  (2)
                  ----------------         -------------------   --------------

Common            Lillian  Berger
                  13  Eastbourne  Drive
                  Spring Valley, NY 10977     4,154,142             44.5%

Common            Morton  Berger
                  13  Eastbourne  Drive
                  Spring Valley, NY 10977       286,243              3.1%

Common            Includes all Officers and
                  Directors of the Company
                  As a group (2 persons)      4,440,385            47.6$%

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
     Balance  Sheet  as  of  December  31,  2001  and  2000.           F-3-

     Statements  of  Operations  for  the  years  ended
     December  31,  2001  and  2000.                                   F-4

     Statements  of  Changes in Stockholder' Equity
     For the years ended December 31, 2001 and 2000.                   F-5

     Statements  of  Cash  Flows  for  the  years  ended
     December  31,  2001  and  2000.                                   F-6

     Notes  to  Consolidated  Financial  Statement.                    F-7- F-14
(b)  Exhibits

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

/s/ Sanford Feibusch, CPA, P.C.

Monsey, New  York
March 7, 2002

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                          CONSOLIDATED  BALANCE  SHEET
                          ----------------------------
                               DECEMBER  31,  2001
                               -------------------

                               ASSETS
                               ------

                                                     2001
                                                 -------------
CURRENT ASSETS:
---------------
Cash                                             $     10,257
Accounts Receivable -                                  12,150
Inventory                                              56,092
Prepaid Expenses                                       56,610
                                                 -------------
  Total Current Assets                                135,109
                                                 -------------
PROPERTY, PLANT AND EQUIPMENT:
------------------------------
Net of accumulated depreciation of $18,306             16,941
                                                 -------------
OTHER ASSETS:
-------------
Goodwill - net of amortization of $5,472               21,883
Other Assets                                           95,764
                                                 -------------
  Total Other Assets                                  117,647
                                                 -------------
  Total Assets                                   $    269,697
                                                 =============

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)
        ---------------------------------------

CURRENT LIABILITIES:
--------------------
Notes Payable                                    $     20,000
Accounts Payable                                      357,506
Payroll and Other Taxes Payable                        23,710
Accrued Expenses                                       81,577
                                                 -------------
  Total Current Liabilities                           482,793
                                                 -------------
OTHER LIABILITIES:
------------------
Convertible Notes Payable                             505,500
Loan -Stockholder                                      17,039
                                                 -------------
  Total Other Liabilities                             522,539
                                                 -------------
  Total Liabilities                                 1,005,332
                                                 -------------
Commitments and Contingencies - Note 10
STOCKHOLDERS' (DEFICIT):
------------------------
Common Stock, par value $.001  authorized
   100,000,000 shares, issued and
   outstanding  9,331,712  shares                       9,332
Additional Paid-in Capital                          1,640,361
Retained (Deficit)                                (2,385,328))
                                                 -------------

  Total Stockholders (Deficit)                       (735,635)
                                                 -------------

  Total Liabilities and Stockholders' (Deficit)  $    269,697
                                                 =============

The  accompanying  notes  are  an  integral  part of these Financial Statements.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                     CONSOLIDATED  STATEMENT  OF  OPERATIONS
                     ---------------------------------------
             FOR  THE  YEARS  ENDED  DECEMBER  31,  2001  AND  2000
             ------------------------------------------------------

                                                   2000           2001
                                                -----------  ---------------

Revenue                                         $  348,460   $      769,580
Cost of Sales                                      441,303          668.455
                                                -----------  ---------------
Gross Profit                                       (92,843)         101,125
                                                -----------  ---------------

OPERATING EXPENSES:
-------------------
Selling Expenses                                    24,732           21,476
General and Administrative Expenses                284,514          223,961
Loss on Disposal of Property                        72,849             -
Gain from Discontinued operations                 (103,558)            -
Research and Development costs                      29,767             -
                                                -----------  ---------------
  Total Operating Expenses                         308,304          245,437
                                                -----------  ---------------

Net (Loss) from Operations                        (401,147)        (144,312)

Interest Expense                                   (47,901)         (22,959)
                                                -----------  ---------------

Net (Loss) before Provision  For Income Taxes     (449,048)        (167,271
    )
Provision for Income Taxes                            -                -
                                                -----------  ---------------


  Net (Loss)                                    $ (449,048)  $     (167,271)
                                                ===========  ===============


Net (Loss) Per Common Share                         (.05)            (.02)
                                                ===========  ===============

Weighted Average Shares Outstanding              9,198,512        8,044,604
                                                ===========  ===============

The  accompanying  notes  are  an  integral  part of these Financial Statements.
--------------------------------------------------------------------------------

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                CONSOLIDATED  STATEMENT  STOCKHOLDERS'  (DEFICIT)
                -------------------------------------------------
             FOR  THE  YEARS  ENDED  DECEMBER  31,  2001  AND  2000
             ------------------------------------------------------


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

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                    ----------------------------------------
             FOR  THE  YEARS  ENDED  DECEMBER  31,  2001  AND  2000
             ------------------------------------------------------




                                                   2001         2000
                                               ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income (Loss)                              $  (449,048)  $(167,271)
Adjustment to Reconcile Net Income (Loss)
   to net cash used in operating activities:
      Depreciation and Amortization                  8,599      11,187
      Gain from discontinued operations           (103,558)   -      .
      Loss on sale of property                      72,849           -
      Stock issued for services                     90,000           -
Changes in Operating Assets & Liabilities:
   Accounts Receivable                              26,252      29,426
   Inventory                                        15,849       5,164
   Prepaid Expenses and Other Assets                (3,236)    (39,136)
Accounts Payable                                    57,858       3,303
Payroll and Other Taxes Payable                          -        (327)
Accrued Expenses                                    84,054      17,218
Deferred Compensation                               34,450      52,000
                                               ------------  ----------

  Net Cash Used in Operating Activities           (166,931)    (88,436)
                                               ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Proceeds from sale of property                      86,324      -
Property, Plant and Equipment                       -          (15,542)
                                               ------------  ----------

  Net Cash Used in Investing Activities             86,324     (15,542)
                                               ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Issuance of Common Stock                            71,700      62,500
Loans Stockholder                                   17,039      (4,452)
Mortgage Payable                                   (40,000)    (40,000)
Notes Payable                                       12,000      40,000
Capital lease obligations                           -          (63,782)
                                               ------------  ----------

  Net Cash Provided by Financing Activities         60,739      74,266
                                               ------------  ----------

Net Increase (Decrease) in Cash                    (19,868)    (29,712)

Cash - Beginning of Year                            30,125      59,837
                                               ------------  ----------

Cash - End of Year                             $    10,257   $  30,125
                                               ============  ==========

The  accompanying  notes  are  an  integral  part of these Financial Statements.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                                DECEMBER 31, 2001
                                -----------------

NOTE 1  -  DESCRIPTION  OF  BUSINESS
-------------------------------------
Safari Associates, Inc. (the "Company"), a Utah Corporation was incorporated on July 30, 1980. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson Cameras, sells recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson Targets, to manufacture and sell targets. In March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets.

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

INCOME  TAXES
-------------
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes include taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                DECEMBER 31, 2001
                                -----------------


NOTE 2-  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
---------------------------------------------------------------------

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

ESTIMATES  AND  ASSUMPTIONS
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets,liabilities,revenue,and expenses at the balance sheet date and for the period then ended.Actual results could differ from these estimates

NOTE 3  -  OTHER  ASSETS
-------------------------
Other  assets  includes  the  following  assets:
Prepaid  consulting                                   $  52,709
Option  to  repurchase  property                         40,000
Trademarks                                                  650
Security  deposits                                        2,405
                                                      ---------
          Total                                       $  95.764
                                                      =========

Prepaid consulting expense arose from the issuance of 300,000 restricted shares of the Company's common stock valued at $75,000 which is being amortized over the life of the contract. The shares issued were fully vested upon the execution of the contract.


NOTE 4  -  DEFERRED  COMPENSATION
----------------------------------
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President and Director of the Company. The agreement called for a base annual salary of $52,000. As of August 9, 2001, the Company owed Mr. Berger $354,500. On August 9, 2001, the Company and Mr. Berger agreed that the total liability would be converted into a convertible note (see note 5).

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                               DECEMBER  31,  2001
                               -------------------


NOTE 5  -  INCOME  TAXES
-------------------------
There  is  no  provision  for  federal or state income taxes for the years ended
December 31, 2001 and 2000 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at Dectember 30, 2001 and 2000 consist of the following:

                                               2001             2000
                                            --------          --------
     Allowance  for  doubtful  accounts     $   -             $  9,600
     Net  Operating  Loss  Carryforward      777,000           683,600
     Property  and  Equipment                  3,000            10,000
                                            --------          --------
                                             780,000           634,600
     Valuation  Allowance                    780,000           634,600
                                            --------          --------
                                               -0-            $  -0-
                                            ========          ========

As of December 31, 2001, the Company has net unused operating loss carryforwards of approximately $2,100,000, which expire in various years from 2002 through 2017.

NOTE 6  -  NOTES  PAYABLE
--------------------------
CONVERTIBLE  NOTES  PAYABLE
---------------------------
In 1996, the Company issued convertible notes to several individual investors all except one which had been previously converted into restricted share of common stock in the Company. On August 2, 2001, the remaining $15,000 convertible note plus all accrued interest on that note was converted into restricted shares of common stock in the Company.

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

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                               DECEMBER  31,  2001
                               -------------------

NOTES  PAYABLE
--------------
In January, 2000, the Company borrowed a total of $25,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month to month basis. In November, 2000, the Company borrowed a total of $15,000 from three individual investors. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum. In April 2001, the Company borrowed an additional $12,000 from one of its investors on a month to month basis at the rate of 10% per annum .On August 2, 2001 one of the noteholders converted $32,000 in notes plus accrued interest into restricted shares of the Company's common stock.

NOTE 7  SALE  OF  PROPERTY
---------------------------
On June 19, 2001, the Company sold its premises at 64 Edson Street in Amsterdam N.Y. for $91,000 and recorded a loss on the sale of $72,849. The mortgage of $95,000 was extinguished, $40,000 being repaid and the remaining portion of $55,000 was converted into a loan from Mrs. Lillian Berger, the majority shareholder and Secretary/Director in the Company.

NOTE 8  -  LOAN  STOCKHOLDER
-----------------------------
As  of  June  30,  2001,Mrs  Lillian  Berger,  the  major  stockholder  and
Secretary/Director in the Company was owed a total of $55,527. On August 9, 2001, Mrs. Berger converted the loan plus all accrued interest on the loan into a convertible note (see Note5.) In October and December 2001, Mr. Morton Berger loaned to the Company a total of $17,039.

NOTE 9  -  COMMON  STOCK
-------------------------
In January 2000, the Company issued a total of 50,000 restricted shares of common stock to two individual investors at a price of $.25 per share with the Company receiving net proceeds of $ 12,500.

In September 2000,the Company issued 250,000 restricted shares of common stock to an individual investor at a price of $.20 per share with the Company receiving net proceeds of $50,000.

On March 3,2001 the Company issued 144,142 shares of restricted common stock to Mrs. Lillian Berger in exchange for $18,000 that she had loaned to the Company.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                               DECEMBER  31,  2001
                               -------------------


NOTE 9-COMMON  STOCK(CONTINUED
-------------------------------

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

On June 19, 2001, in connection with the sale of the premises at 64 Edson Street in Amsterdam N.Y., the Company issued 200,000 restricted shares of common stock valued at $.20 per share or $40,000 for the option to reacquire the premises for $92,000 during the three year period ending June 19, 2004.

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

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                               DECEMBER  31,  2001
                               -------------------


NOTE 10+  -  COMMITMENTS  &  CONTINGENCIES
-------------------------------------------
EMPLOYMENT  AGREEMENT
---------------------
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year to year basis. Compensation shall be paid at the rate of $52,000 per year.


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

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                               DECEMBER  31,  2001
                               -------------------


The original license which expired on January 30, 2001 has been extended for an additional three years and the minimum annual royalty for all three licenses is now $10,000 per year.

LEASE
-----
In June 19, 2001 the Company entered into an oral month to month lease of the facilities at 64 Edson Street in Amsterdam, New York. The lease requires the Company to pay a monthly rental of $1,057.82 plus all real estate taxes, insurance, and maintenance costs on the premises.


NOTE 10  -  GOING  CONCERN
---------------------------
The Company has experienced operating loss since inception and has a retained deficit as of December 31, 2001 of $1,936,000. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras.
Additionally, the Company has funded research and development cost that have gone into the design and production of a line of self sealing reactive targets and recoil pads.

The Company has reduced its monthly cash operating expenses to approximately $ 9,000 per month and reduced its work force to a minimum .It expects the sale of single use cameras to generate a monthly gross profit of approximately $ 3,000 per month reducing its monthly deficit to $ 6,000 per month or $72,000 on an annual basis based upon current production. The Company is pursuing several methods of financing this shortfall including additional equity financing.

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

NOTE 11  -  SUPPLEMENTAL  DISCLOSURES  TO  CASH  FLOW  STATEMENT
-----------------------------------------------------------------

                                                2001               2000
                                              ---------          ---------
     Cash  Paid  During  the  Period  For:
        Interest                              $   9,732          $   8,255
        Income  Taxes                         $    -             $    -

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                               DECEMBER  31,  2001
                               -------------------

NOTE 12  -SUBSEQUENT  EVENTS
-----------------------------

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