Form 10KSB
period 2002-12-31
SAFARI ASSOCIATES INC
filed 2003-03-31
CIK 922011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002.

                        Commission file number 0-30215

                            Safari Associates, Inc.
                 Name of small business issuer in its charter

              Utah                                     87-9369569
State or other jurisdiction of incorporation or     (I.R.S. Employer
                Organization                        Identification No.)


         64 Edson Street, Amsterdam, New York               12010
       (Address of principal executive offices)            Zip Code

                  Issuer's telephone number (518) 842-6500

     Securities registered under Section 12(b) of the Exchange Act:
                                     None

     Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                  (Title of class)

     Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]    No [  ]

     Indicate by check mark , if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenue for the fiscal year ended December 31, 2002 is $132,373.
The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 24, 2003 amounted to $1,010,457.48.

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2002 was 13,777,763 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

                                 None

                                 FORM 10-KSB
                    FISCAL YEAR ENDED DECEMBER 31, 2001

                              TABLE OF CONTENTS

                                     Part I

                                                                     Page

Item 1.  Description of Business.                                       3

Item 2.  Description of Property.                                       6

Item 3.  Legal Proceedings.                                             7

Item 4.  Submission of Matters to Vote of Security Holders.             8

                                     Part ll

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

                                      PART 1

Item 1. Description of Business

Safari Associates, Inc., (the "Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. Mag Enterprises, Inc. issued a total of 600,000 shares of its $0.001 par value common stock to its officers, directors and founders. In August, 1980, the Company offered 2,000,000 shares of its common stock, par value $0.001, a6 $0.25 a share pursuant to an original Offering Circular having an effective date of August 7, 1980. The Offering Circular was filed with the Utah Securities Commission. The offer was made pursuant to a Section 3(a) (11) exemption from registration of the Securities Act of 1933, as amended. The entire offering was sold resulting in net proceeds to the Company of $44,000. Thereafter, on or about July 5, 1981, the shares of common stock of the Company became eligible for interstate trading. From on or about July 5, 1981 through December, 1986, the Company's sole asset and business was the owning of mining leases. From 1983 until on or about April, 1988, Mag Enterprises, Inc. was listed in the Pink Sheets of the National Quotation Bureau. From its inception in 1980 through November, 1986, the Company was virtually dormant. In December, 1986, the Company acquired all of the issued and outstanding common stock of American International Airboat Company, Inc., a Florida corporation that manufactured and sold aluminum airboats. In late 1987, American International Airboat Company, Inc. had its assets seized and sold for unpaid federal taxes. Mag Enterprises, Inc. reverted to being a corporation without any active business.

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

Photography For Evidence, Inc., a New York corporation was organized on November 25, 1997. The Company filed a Certificate of Doing Business under the name Smith & Wessonr Cameras on December 17, 1997. Smith & WessonrCameras has an exclusive license from Smith & Wesson Corp., to make, use and sell single-use (disposable) cameras and conventional film using cameras under the Smith & Wessonr brand name. Smith & Wessonr Cameras markets its single-use (disposable) cameras to federal, state and local law enforcement agencies. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell these cameras to federal and state law enforcement agencies.

Impact Dampening Technology, Inc., a New York corporation, was organized on January 29, 1998. The company filed a Certificate of Doing Business under the name Smith & Wessonr Recoil Pad Company on February 10, 1998. Smith & Wessonr Recoil Pad Company has an exclusive license from Smith & Wessonr Corp., to make, use and sell recoil pads under the Smith & Wessonr brand name. Effective September I, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell its self-adhesive Smith & Wessonr shoulder recoil pad to federal and state law enforcement agencies.

Safari Target Corporation was organized under and pursuant to the laws of the State of New York on August 2, 1999. It filed a Certificate of Doing Business under the name Smith & Wessonr Targets on August 20, 1999. Smith & Wesson Targetsr has an exclusive license from Smith & Wesson Corp., to make use and sell targets under the Smith & Wessonr brand name. Smith & Wessonr Targets distributes a series of self sealing targets, intended to replace steel targets. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell the Smith & Wessonr self sealing targets to federal and state law enforcement agencies.

Safari Camera Corporation is in the business of reloading single-use (disposable) cameras which it sells to distributors, retailers and for promotions. The company purchases used (disposable) camera shells from photo labs and others and reloads these cameras with film and if a flash camera, with a battery. Batteries and film are purchased from battery and film manufacturers and distributors. These reloaded single-use cameras are then placed in new packaging and sold. Some packaging is private label for retailers, distributors and for promotions. Other cameras are sold in generic SAFARI packaging. The raw materials required for this business are camera shells, batteries and film. This business is highly competitive as to pricing and purchasing single-use camera shells. The company has limited its distribution and solicits small niche markets so as to try to avoid the competition for camera shells and customers. Safari Camera Corporation also reloads single-use cameras for Smith & Wessonr Cameras.

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

Smith & Wessonr Cameras is an exclusive licensee of Smith & Wesson Corp. It distributes single-use cameras to law enforcement agencies. The cameras are reloaded by Safari Camera Corporation. Sales are generated through direct mail advertising, trade shows and its United States General Services Administration contract. A royalty of five (5%) percent of gross sales is paid to Smith & Wesson Corp. The business operations of Smith & Wessonr Cameras are subject to the same risks as set forth for Safari Camera Corporation.

Smith & Wessonr Recoil Pad Company is an exclusive licensee of Smith & Wesson Corp. It has private label recoil pads manufactured by Hartlee Systems, Inc. The recoil pads are designed by Smith & Wessonr Recoil Pad Company and the molds necessary to manufacture the recoil pads are purchased by Smith & Wessonr Recoil Pad Company. It distributes these pads under the Smith & Wesson brand name. Two models of recoil pads are manufactured for the company. The "Safari" model is conventional as it is fitted to the butt of the stock of a shotgun or rifle. The Smith & Wessonr self-adhesive shoulder recoil pad is unique as it self adheres to the outer garment being worn by the user. On September 23, 1999, Smith & Wessonr Recoil Pad Company, entered into a consulting agreement with Mark Hendricks with regard
to the design of new recoil pads.   In September of 2000, the Company
entered into a consulting agreement with Jan Barani, with regard to the development of coatings for its Smith & Wessonr recoil pads. The Company now offers the self-adhesive shoulder recoil pad to federal
and state law enforcement agencies pursuant to its   contract with
the United States General Services Administration, Contract #GS-07F-0434K that became effective on September 1, 2000. These recoil pads are still in test marketing and no decision has been reached as to whether the company will expand its efforts beyond test marketing at this time. Also, at this time, the Company does not have the financial resources necessary to go beyond test marketing should it decide that it would be in the best interest of the company to do so. Furthermore, the company does not have any reason to believe that it will be able to raise the capital to go beyond the test marketing phase of the business or that should it raise such capital, it could do so on terms favorable to the company or that it could compete successfully with other companies that have been in the market for many years.

Smith & Wessonr Targets has an exclusive license from Smith & Wesson Corp., to make, use and sell targets under the Smith & Wessonr brand name. At the present time the company is test marketing a self-sealing plastic target that is intended to replace steel targets. Unlike steel targets, the Smith & Wessonr self-sealing targets allow a bullet to pass through when the target is struck. The user knows that the target is struck as it moves when hit by the bullet. With steel targets, when the target is struck by a bullet, there is a danger of ricochet, splatter and fragmentation of the bullet, which can strike and injure the shooter or someone in the vicinity of the shooter. With the Smith & Wessonr self-sealing targets, the bullet passes through the target into a safety zone without any danger of injury as the bullet does not ricochet, splatter or fragment. These targets are manufactured for Smith & Wessonr Targets by Creative Urethanes, Inc. Smith & Wessonr Targets owns the molds with which the targets are manufactured. The company is developing a line of variously shaped targets and is still at the test marketing stage of its business. Some of the targets are designed to knock-down and others to knock-down and spring back up when struck by a bullet. Others wiggle when struck by a bullet. The market for these targets now appears to be very small but may increase if their safety factor over steel targets dictates their use. The company has not advertised these targets for more than a year. The Company was awarded a five year contract for these targets by the United States General Services Administration effective September 1, 2000, for sale to federal and state law enforcement agencies. This is part of Contract #GS-07F-0434K. Should circumstances indicate that the company should go beyond test marketing of these targets, the company would have to obtain capital for advertising, manufacture and inventory. At this time the Company does not have the capital necessary for any of the foregoing and does not know whether it will be able to raise such capital, if necessary, or whether, if it could raise the capital, it can do so on terms favorable to the Company that would make it feasible to risk the capital in an attempt to increase its sales.

Shoothru, Inc., a New Jersey corporation, was acquired by the Company in March, 1998. Shoothru, Inc. developed and designed a small product line of self-sealing targets. The operations of Shoothru, Inc. are now conducted by Smith & Wessonr Targets.

On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wessonr brand name in the United States, its possessions and Canada. The term of the license is from January 1, 1998 to June 30, 2001. The license agreement provides that Safari Enterprises, Inc., will pay Smith & Wesson Corp., a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums are to be paid against a royalty of 5% of net sales, whichever is greater. By oral agreement, the minimum royalty had been kept at $8,664 a year during the term of the license agreement to December 31, 2000 and $2,500 a quarter thereafter. That minimum payment has been made and accepted during the entire life of the license agreement. The license agreement further provides that Safari Enterprises, Inc. can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, the License was amended by adding recoil pads for firearms effective January 1, 1998. The minimum royalty was not increased and covered both products. On May 18, 1999, the License was further amended to include targets for firearms effective January 1, 1998. Again, the minimum royalties were not increased and covered all three products. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography For Evidence, Inc., under the laws of the state of New York. On December 17, 1997, Photography For Evidence, Inc. filed a Certificate of Doing Business under the name Smith & Wessonr Cameras. The License Agreement was assigned the Smith & Wessonr Cameras. On January 29, 1998, the Company organized a wholly owned subsidiary, Impact Dampening Technologies, Inc., a New York corporation. On February 10, 1998, Impact Dampening Technologies, Inc. filed a Certificate of Doing Business under the name Smith & Wessonr Recoil Pad Company. Safari Enterprises, Inc. assigned its exclusive recoil pad license to Smith & Wessonr Recoil Pad Company. On August 2, 1999 the Company organized Safari Target Corporation under the laws of the State of New York. On August 20, 1999, Safari Target Corporation filed a Certificate of Doing Business under the name Smith & Wessonr Targets. Safari Enterprises, Inc. assigned its target license to Smith & Wessonr Targets.

In November 2001, the Company granted Archangel International, Inc., exclusive distribution of its Moecuthane? body armor inserts. The purpose of the inserts is to prevent injury to the wearer of a bullet proof vest if struck by a bullet that does not penetrate the vest as this can cause blunt force trauma injuries. The distribution agreement provides in substance that commencing with the date that the Company is in production of the Molecuthane? body armor inserts, Archangel International, Inc., will distribute $10 million in the inserts during the first year of production with an increase of ten (10%) percent in each of the remaining two years of the agreement. In the event that Archangel International fails to meet its minimums, the Company has the option of terminating the distribution agreement. The Company is not in production of its Molecuthane? body armor inserts at this time.

In September 2001, Safari Associates, Inc. purchased the patent for an innovative fire alarm system that incorporates a fire retardant spray system that automatically sprays a mist of fire retardant material over approximately 200 square foot area in the event of fire. The device is battery operated and contains a reservoir that
holds approximately   of a gallon of fire retardant material that is
automatically released over a period of approximately two minutes. The device is activated by the smoke alarm but can be disengaged within three minutes of the smoke alarm going off in the event of a false alarm caused by smoke without fire, which may occur when smoke is caused by cooking and other non-fire events. We have a working prototype that was designed and produced by engineers employed by the Company in the Czech Republic.

The Flame Tame is an inexpensive method of retarding the spread of fires in new residential construction and in existing homes. The Flame Tame can be installed inexpensively at areas of egress and in rooms to not only warn of fire and carbon monoxide, but to automatically spray the areas of in which it is installed with a fire retardant chemical that will allow the spread of fire and give critical additional time to escape the blaze. Like fire alarms, the market for the Flame Tame is estimated to over a billion dollars annually. The system is fool proof in its mechanical design and inexpensive to manufacture. It does not require construction to install, but can be self-installed by most homeowners and apartment dwellers. It also has utility in trailer homes, recreational vehicles, boats and other structures and residences.

Item 2. Description of Property.

The principal office and plant of the Company and its wholly owned subsidiaries is located at 64 Edson Street, Amsterdam, New York. It is the location where Safari Camera Corporation reloads single-use (disposable) cameras, inventories and from which its ships the products produced and distributed by the Company and its wholly owned subsidiaries, Smith & Wessonr Targets, Smith & Wessonr Cameras and Smith & Wessonr Recoil Pad Company. The entire building is occupied by the Company and its wholly owned subsidiaries. The building had been owned by Safari Enterprises, Inc. with a mortgage held by the Amsterdam Industrial Development Agency, which foreclosed upon the building for non payment of the mortgage. A foreclosure sale was held on October 26, 2000, and Safari Associates, Inc., was the high bidder at said sale, bidding $91,968.56. On December 22, 2000, the Company closed pursuant to the terms of its bid and acquired title to the premises on December 22, 2000. On May 18, 2001, the Company sold the premises to Tony Courtney and Craig Walls for $92,000 and entered into a ten year leaseback with an option to purchase. The monthly rental is $1,141.82 plus real estate and other taxes applicable to said premises. The Company has an option to buy back the premises.

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

On January 9, 2003, we signed a five-year exclusive manufacturing agreement for the manufacturing of the Flame Tame with U.S. Manufacturing and Assembling Company, Inc. ("USMAC") based in Harriman, NY. USMAC has represented that its facility has the capacity to manufacture at least 10,000 units per month, and also can increase that capacity if our orders surpass that capacity, with such increase being implantable within a thirty day notice period from us. USMAC has agreed to manufacture an initial inventory of at least 1,000 units prior to the end of March 2003.

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

The following table sets forth the quarterly quotes of high and low prices for the Company's Common Stock on the OTC Bulletin Board during the fiscal years 2001 and 2001.

Fiscal 2002                            High      Low

March 31, 2002                         $0.36     $0.32
June 30, 2002                          $0.235    $0.21
September 30, 2002                     $0.07     $0.055
December 31, 2002                      $0.054    $0.048

Fiscal 2001                            High      Low

March 31, 2001                         $0.37     $0.14
June 30, 2001                          $0.60     $0.22
September 30, 2001                     $0.88     $0.45
December 31, 2001                      $0.75     $0.33

The source of this information is Bloomberg Quotation Services and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

(b)  Holders

As of December 31, 2002, there were approximately 274 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

(c)  Dividends

The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

(d)  Recent Sales of Unregistered Securities.

During the two years, the Company sold restricted shares of its $0.001 par value Common Stock without registering the securities under the Securities Act of 1933, as amended.

On or about February 14, 2001, the Company issued 25,000 shares of its par value $0.001 restricted Common Stock to Jan Barani, a chemist, in consideration of a three year consulting agreement during which the consultant is to render services regarding the Company's development of Molecuthane? products. Mr. Barini executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

On or about March 31, 2001, the Company issued 25,000 shares of its par value $0.001 restricted Common Stock to Clete Boyer in consideration of a three year consulting agreement during which the Consultant is to render consulting services relating to the Company's development of Molecuthane? products for use in the sport of baseball. Mr. Boyer executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about March 31, 2001, the Company issued 300,000 shares of its par value $0.001 restricted Common Stock to Riverene Corporation in consideration of a three year consulting agreement during which the Consultant is to render services in the development of Molecuthane? products. The Consultant executed an investment letter upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

During January 2002, Mr. Morton Berger converted his loan plus additional funds for a total of $18,000 into 128,000 shares of restricted common stock. This conversion and issuance is considered exempt by reason of Section 4(2) of the Securities Act of 1933.
Also during January 2002, one of the note holders converted his note plus interest accrued on the note for a total of $5,500 into 20,000 restricted shares of the Company's common stock. This conversion and issuance is considered exempt by reason of Section 4(2) of the Securities Act of 1933.

In March 2002, the Company issued 298,872 shares of our restricted Common Stock to four (4) individual investors for total proceeds of $31,087. The individuals executed investment letters upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

In December 2002, the Company issued a total of 1,549,180 shares of restricted shares to two investors for total proceeds of $37,000. The investors executed investment letters upon which the Company relied to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

Item 6. Management's Discussion and Analysis or Plan of Operation

Revenue for the year ended December 31,2002 was $132,373, a decrease of $216,087 or 62.9% from the year ended December 31,2001. There were several factors that contributed to this decrease. The Company, being short on funds, concentrated primarily on selling the Smith and Wesson cameras sold to law enforcement agencies which generate a profit margin greater than selling to private label distributors. In general, the weakness of the economy especially in the travel and leisure industry where the Company sells the majority of its single use cameras also decreased. The Company has not invested any resources towards the production and sale of targets and recoil pads; therefore those sales were minimal.

Cost of sales for the year ended December 31,2002 was 107.8% of revenues resulting in a gross loss of 7.8%, an improvement from the year ended December 31,2001 where the gross loss was 26.6% after writing off approximately $85,000 of obsolete packaging material. The Company has reduced labor costs by purchasing assembled single use cameras from another manufacturer and then packaging and shipping the products. Until that time when the volumes increases sufficiently to produce the single use cameras more profitably, the Company will continue to purchase assembled single use cameras.

Total operating expenses for the year ended December 31, 2002 were $398,746, an increase of $90,442 over the year ended December 31,2001. Excluding nonrecurring items, the loss on disposal of property and the gain from discontinued operations, the selling, general and administrative expenses, and research and development costs increased by $59,733. General and administrative expenses increased by approximately $32,000. The major categories of increases were; legal expenses which increased by $40,000 as a result of several filings with the Securities and Exchange Commission and other general legal work; $16,000 in consulting fees related to attempts to raise additional equity; and $16,000 in rent expense on facilities previously owned by the Company. The major categories in which general and administrative expenses decreased include a reduction in office salaries of $12,000, a decrease in bad debt expense of $12,000, and a decrease in miscellaneous office expenses of $11,000. Research and development expenses for the year ended December 31,2002 were $59,750, an increase of $27,983 or 94.0% over the year ended December 31,2001. The increase was attributed to the continuing development of molecuthane for commercial production which has been delayed because of the lack of sufficient funds by the Company.

Interest expense for the year ended December 31,2002 was $52,234, an increase of $4,333 over the year ended December 31,2001 due to the increase in the average outstanding balance of interest bearing debt in 2002.

Liquidity and Capital Resources

As of December 31,2002, the current liabilities exceeded the current assets by approximately $494,000. The Company has primarily relied on the proceeds of private placements to fund operations and the issuance of common stock for certain consulting and professional services.

The Company is in the process of preparing a registration statement which will be filled with the Securities and Exchange Commission for a right offering to its existing shareholders to raise additional equity capital. There is no assurance that the Company will be successful in the rights offering to raise additional equity capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

Item 7. Financial Statements.

The information required by this item is incorporated by reference to pages F-1 through F-14 of this annual report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons.



Name                           Age    Position With Company          Year First Became
                                                                     Director or Officer
Morton Berger                  73     President/CFO/Director                 1986

Lillian Berger                 71     Secretary/Treasurer/Director           1986

Stephen Steeneck               35     Chief Executive Officer                2002


Each director serves until the next annual meeting of shareholders and until his or her respective successor is duly elected and qualifies. Executive officers are elected by the Board of Directors to serve at the discretion of the directors. Stephen Steeneck and Michael Konecny were elected to the Board of Directors by a vote of a majority of the Shareholders of the Company on March 28, 2003. Mr. Steeneck is not reflected as a Director in this report, and Michael Konecny is not listed in this table as they did not hold such positions in fiscal year 2001

MORTON BERGER-President/Director- is our President, CFO and Chairman of our Board of Directors. He has served as President and Director since September 1993. Mr. Berger graduated from New York University Law School in June of 1952 and was admitted to practice in the State of New York. He served in the United States Army immediately after graduating New York University School of Law and served in combat in Korea until his honorable discharge in 1954. From 1954 until 1987 he practiced law and was admitted to practice in the first, second, third, fifth, seventh, ninth and eleventh federal circuits and tried cases in district courts in each of those circuits. He also did Appeals work in each of those federal circuits. From 1964 until March of 1966 he was general counsel and vice president of Marks Polarized Corporation, a public company that specialized in research and development in which capacity he was the licensing coordinator for the company and specialized in procuring government research and development contracts. From March 1966 until the end of 1968 he was the President of Research Frontiers, Inc and its subsidiary Cameras For Industry, Inc. During his tenure as president of Cameras For Industry, Inc., the company developed and distributed the first surveillance cameras used in banks. Commencing in mid 1968 until the end of 1969, Mr. Berger was the President of Aolian Research Company and developed new methods of vacuum deposition. Mr. Berger's business experience is wide and diversified. He has managed various artists in the music industry and in 1985, one of the musical groups he managed, Grand Master Flash and the Furious Five obtained the first contract with a major label ever obtained by a Rap Group. Many consider this the beginning of Rap music in the United States.

LILLIAN BERGER- Secretary/Treasurer/Director- She has been an officer and director of the Company since 1986. She graduated from Hunter College in June, 1951, Phi Beta Kappa and Cum Laude. Her major at Hunter College was economics and she was president of the Economics Society. She holds a Common Branches License in the state of New York as to teach up to the eighth grade. She taught in the New York City Public School system from September, 1952 to June, 1957. Thereafter, she taught in the Port Chester New York Public School system from September 1967 to June 1986. She then retired and has worked as a substitute teacher and school aid at different times to date. She is the wife of Morton Berger, the president of the Company.

STEPHEN STEENECK- He has been Chief Executive Officer since November of 2001, having been appointed by the Board of Directors. In late 1999, Stephen founded Lee Franklin Group, LLC, an investment and public relations advisory company. Previously, from November 1998 through 2000, Stephen was partner and co-owner of Triple SSS Systems, an investment-banking firm. From October of 1996, through November of 1998, Stephen worked as a licensed stockbroker for A.G. Edwards & Sons, Inc. He has Extensive Training in Product Knowledge of Mutual Funds, Private Money Management, and Unit Investment Trusts, with experience with stocks, bonds, options, Initial Public Offerings, investment banking, and corporate finance. Prior to A.G. Edwards, Stephen was with Gilford Securities working in a similar capacity. Stephen holds an Associate in Applied Science Degree in Business Administration and Management from Westchester Community College, December 1987. He has attended C.U.N.Y. Baruch College in New York, where he has completed courses in Finance, Investments and Economics. The current Board has nominated Mr. Steeneck to sit on our Board.

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

During the final two months of 2001, Stephen Steeneck deferred his compensation. In April of 2003, the Company will provide him with a three year renewable Employment Agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this report, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, and each executive officer and director individually and all executive officers and directors of the Company as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted.

Title of Class  Name and Address of              Amount             Percent
                 Beneficial Owner             and Nature (1)      of Class (2)
                                                    Of
                                              Beneficial Owner

Common          Lillian Berger (3)                4,154,142            30.15%
                13 Eastbourne Drive
                Spring Valley, NY10977

Common          Morton Berger (4)                   453,142             3.29%
                13 Eastbourne Drive
                Spring Valley, NY 10977

Common          Henry Steeneck                    1,100,000             7.98%
                2676 Old Yorktown Road
                Yorktown Heights, NY 10598

Common          Stephen Steeneck (5)                750,000             5.44%
                2676 Old Yorktown Road
                Yorktown Heights, NY 10598

                Includes all Officers and         5,357,284            38.88%
                Directors of the Company
                As a group (2 persons)(6)

(1) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant options, warrants, rights, conversion privileges or similar obligations.

(2) Based upon 13,777,763 shares outstanding, plus the amount of shares each person or group has the Right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(3)  Lillian Berger is Secretary-Treasurer and a director of the Company.

(4)  Morton Berger is President and a director of the Company.

(5)  Stephen Steeneck is the Chief Executive Officer of the Company.

(6) Stephen Steeneck and Michael Konecny were elected to the Board of Directors by a vote of a majority of the Shareholders at the Company's annual meeting on March 28, 2003. Neither Mr.
Steeneck, nor Michael Konecny are listed in this table as Directors as they did not hold such positions in fiscal year 2002.

Item 12.  Certain Relationships and Related Transactions

     None

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Index to Exhibits and Financial  Statements                          Page

     Report of Independent Certified
     Public Accountant.                                               F-2

     Consolidated Balance Sheet as of
     December 31, 2002.                                               F-3

     Consolidated Statement of Operations for the
     Years ended December 31, 2002 and 2001.                          F-4

     Consolidated Statement of Stockholders' (Deficit)
     for the Years ended December 31, 2002 and 2001.                  F-5

     Consolidated Statement of Cash Flows for the Years
     Ended December 31, 2002 and 2001.                                F-6

     Notes to Financial Statements.                                F-7-14

     Exhibits

     10.9 Manufacturing Agreement between Safari Associate and U.S. Manufacturing and Assembling Company, Inc.

     10.10 Addendum to Manufacturing Agreeement, as filed with the United States paten and Trademark Office

     10.11 Notice of Publication under 12(a) for the Flame Tame trademark, as filed with the United States Patent and Trademark Office

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Safari Associates, Inc.
Amsterdam,  NY

I have audited the accompanying consolidated balance sheets of Safari Associates, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements on my audits.

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

In my opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Safari Associates, Inc. and Subsidiaries at December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with generally accepted accounting principles.

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

/s/ Sanford Feibusch, CPA, P.C.

Monsey , New York
March 21, 2003


                              SAFARI  ASSOCIATES,  INC.
                             CONSOLIDATED  BALANCE  SHEET
                                 DECEMBER  31,  2002

                                        ASSETS
                                                                  2002

Current Assets:
Cash                                                         $      19,968
Accounts Receivable                                                  6,963
Inventory                                                           27,777
Prepaid Expenses                                                    55,510
   Total Current Assets                                            110,218
Property, Plant and Equipment:
Net of accumulated depreciation of $25,148                          17,983
Other Assets:
Goodwill - net of amortization of $5,472                            21,883
Other Assets                                                        82,471
   Total Other Assets                                              104,354
   Total Assets                                              $     232,555

                 LIABILITIES  AND  STOCKHOLDERS'  (DEFICIT)

Current Liabilities:
Notes Payable                                                       15,000
Accounts Payable                                                   357,744
Payroll and Other Taxes Payable                                     28,329
Accrued Expenses                                                   205,194
   Total Current Liabilities                                       606,267
Other Liabilities:
Convertible Notes Payable                                          505,500
Loan -Stockholder                                                   23,048
   Total Other Liabilities                                         528,548
   Total Liabilities                                             1,134,815
Commitments and Contingencies - Note 10
Stockholders' (Deficit):
Common Stock, par value $.001  authorized
   100,000,000 shares, issued and
   outstanding  13,777,763  shares                                  13,778
Additional Paid-in Capital                                       1,930,660
Retained (Deficit)                                              (2,846,698)
   Total Stockholders (Deficit)                                   (902,260)
   Total Liabilities and Stockholders' (Deficit)                   232,555

The accompanying notes are an integral part of these Financial Statements.

                              SAFARI  ASSOCIATES,  INC.
                       CONSOLIDATED  STATEMENT  OF  OPERATIONS
              FOR  THE  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

                                                        2002          2001

Revenue                                              $   132,373   $  348,460
Cost of Sales                                            142,763      441,303
Gross Profit                                             (10,390)     (92,843)

Operating Expenses:
Selling Expenses                                          24,909       24,732
General and Administrative Expenses                      316,087      284,514
Loss on Disposal of Property                                   -       72,849
Gain from Discontinued Operations                              -     (103,558)
Research and Development Costs                            57,750       29,767
  Total Operating Expenses                               398,746      308,304

Net (Loss) from Operations                              (409,136)    (401,147)

Interest Expense                                         (52,234)     (47,901)

Net (Loss) before Provision  For Income Taxes           (461,370)    (449,048)

Provision for Income Taxes                                     -            -

Net (Loss)                                              (461,370)    (449,048)

Net (Loss) Per Common Share                                 (.05)        (.05)

Weighted Average Shares Outstanding                    9,198,512     9,198,512

The accompanying notes are an integral part of these Financial Statements.

                               SAFARI  ASSOCIATES,  INC.
                  CONSOLIDATED  STATEMENT  STOCKHOLDERS'  (DEFICIT)
               FOR  THE  YEARS  ENDED  DECEMBER  31,  2002  AND  2001



                                               Common Stock                 Additional
                                             Par Value $.001                  Paid-In          Retained
                                            Shares      Amount                Capital         (Deficit)
Balance January 1, 2001                     8,223,770   $  8,224            $  1,368,738    $  (1,936,280)

Shares issued for consulting agreements       375,000        375                  92,175
Shares issued upon conversion of notes        180,000        180                  65,851
Shares issued for services rendered            10,000         10                   2,490
Shares issued for option to repurchase
   Property                                   200,000        200                  39,800
Shares issued by private placement            342,942        343                  71,307

Net (Loss) for the year
   Ended December 31,2001                                                                        (449,048)

Balance December 31,2001                    9,331,712      9,332               1,640,361       (2,385,328)

Shares issued for consulting agreements     1,450,000      1,450                 101,550
Shares issued by private placement          2,848,051      2,848                 165,397
Shares issued conversion of note and loan     148,000        148                  23,352

Net (Loss) for the year
   Ended December 31,2002                           -          -                       -         (461,370)

Balance December 31,2002                   13,777,763     13,778               1,930,660       (2,846,698)


The accompanying notes are an integral part of these Financial Statements.

                                SAFARI  ASSOCIATES,  INC.
                        CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                FOR  THE  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

                                                       2002           2001

Cash Flows from Operating Activities:
Net Income (Loss)                                  $  (461,370)    $ (449,048)
Adjustment to Reconcile Net Income (Loss)
   to net cash used in operating activities:
      Depreciation and Amortization                      6,843          8,599
      Gain from discontinued operations                      -       (103,558)
      Loss on sale of property                               -         72,849
      Stock issued for services                        103,000         90,000
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                   5,187         26,252
   Inventory                                            28,315         15,849
   Prepaid Expenses and Other Assets                    14,393         (3,236)
Accounts Payable                                           238         57,858
Payroll and Other Taxes Payable                          4,619              -
Accrued Expenses                                       124,117         84,054
Deferred Compensation                                                  33,450

  Net Cash Used in Operating Activities               (174,658)      (166,931)

Cash Flows from Investing Activities:
Proceeds from sale of property                               -         86,324
Property, Plant and Equipment                           (7,885)             -
  Net Cash Used in Investing Activities                 (7,885)        86,324

Cash Flows from Financing Activities:
Issuance of Common Stock                               168,245         71,700
Loans Stockholder                                       24,009         17,039
Mortgage Payable                                             -        (40,000)
Notes Payable                                                -         12,000

  Net Cash Provided by Financing Activities            192,254         60,739

Net Increase (Decrease) in Cash                          9,711        (19,868)

Cash - Beginning of Year                                10,257         30,125

Cash - End of Year                                      19,968         10,257

The accompanying notes are an integral part of these Financial Statements.

                              SAFARI  ASSOCIATES,  INC.
                    NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  DECEMBER 31, 2002

Note 1  - Description of Business

Safari Associates, Inc. (the "Company"), a Utah Corporation was incorporated on July 30, 1980. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson?
Cameras, sells recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson? Targets, to manufacture and sell targets. In
March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets.

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

Income Taxes

The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes include taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company

Note 2- Summary of significant Accounting Policies (Continued)

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

Estimates and Assumptions

Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets ,liabilities, revenue, and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates

Note  3  -  Other Assets

Other assets include the following:

Prepaid consulting                                       $ 38,951
Option to repurchase property                              40,000
Trademarks                                                  1,115
Security deposits                                           2,405
   Total                                                 $ 82,741

Prepaid consulting expense arose from two issuances totaling 500,000 restricted shares of the Company's common stock valued at $79,000 which is being amortized over the life of the contract. The shares issued were fully vested upon the execution of the contract.

Note  4  -  Income Taxes

There is no provision for federal or state income taxes for the years ended December 31, 2001 and 2000 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 30, 2001 and 2000 consist of the following:

                                                          2002      2001

Net Operating Loss Carryforward                       $1,040,000  $  777,000
Property and Equipment                                     3,000       3,000
                                                       1,043,000     780,000
Valuation Allowance                                    1,043,000     780,000
                                                      $       -0- $      - 0 -

As of December 31, 2002, the Company has net unused operating loss carryforwards of approximately $2,600,000, which expire in various years from 2003through 2022.

Note  5  -  Notes Payable

Convertible Notes Payable

In 1996, the Company issued convertible notes to several individual investors , all except , one which had been previously converted into restricted share of common stock in the Company. On August 2, 2001, the remaining $15,000 convertible note plus all accrued interest on that note was converted into restricted shares of common stock in the Company.

On December 20, 2000, one of the creditors of the Company agreed to receive a note from the Company in the amount of $45,000 payable on December 19, 2002, together with interest thereon at the rate of 8% per annum. Commencing one year from the date of the note, the creditor may convert any portion of the note into restricted share of common stock in the Company at a conversion rate of $.15 per share. The note has been extended on a month-to-month basis by mutual consent of the parties.

On August 9, 2001, the Company and three individuals agreed to convert a total of $460,000 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes.
The convertible notes are for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003.The notes are convertible into restricted shares of common stock at a conversion rate of $.25 per share.

Notes Payable

In January 2000, the Company borrowed a total of $25,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month-to-month basis. In November 2000, the Company borrowed a total of $15,000 from three individual investors. The terms of the notes are on a month-to-month basis with interest accrued at the rate of 10% per annum. In April 2001, the Company borrowed an additional $12,000 from one of its investors on a month-to-month basis at the rate of 10% per annum .On August 2, 2001 one of the note holders converted $32,000 in notes plus accrued interest into restricted shares of the Company's common stock.

Note 6 Sale of Property

On June 19, 2001, the Company sold its premises at 64 Edson Street in Amsterdam N.Y. for $91,000 and recorded a loss on the sale of $72,849. The mortgage of $95,000 was extinguished, $40,000 being repaid and the remaining portion of $55,000 was converted into a loan from Mrs. Lillian Berger, the majority shareholder and Secretary/Director in the Company.

Note 7  - Loan Stockholder

As of June 30, 2001, Mrs. Lillian Berger, the major stockholder and Secretary/Director in the Company was owed a total of $55,527. On August 9, 2001, Mrs. Berger converted the loan plus all accrued interest on the loan into a convertible note (see Note 5.) In October and December 2001, Mr. Morton Berger loaned to the Company a total of $17,039. In January 2002 this loan plus accrued interest was converted into restricted shares of common stock (see Note 8). During 2002, Mrs. Lillian Berger loaned the Company additional funds .The balance due at December 31, 2002 was $23,048.

Note 8 Common Stock

On March 27, 2001, the Company entered into a two year consulting agreement with a Mr. Robert Tolve. As compensation, Mr. Tolve received 25,000 restricted shares of common stock valued at $.20 per share for a total compensation of $5,000.

During the period ended March 31, 2001, the Company issued a total of 50,000 shares of restricted stock for consulting services valued at $.25 per share for a total compensation of $12,500.

On June 15, 2001, Mr. Morton Berger, President of the Company, acquired 50,000 restricted shares of common stock in the Company at $.20 per share or $10,000.

On June 19, 2001, the Company issued 200,000 restricted shares of common stock valued at $.20 per share or $40,000 for the option to reacquire the premises for $92,000 during the three year period ending June 19, 2004.

On June 30, 2001, the Company issued 16,800 restricted shares of common stock to three individuals for a total consideration of $4,200 or $.25 per share.

On June 19, 2001, the Company entered into a consulting agreement with Riverene Corporation to provide consulting services for a period of five years from the date of the agreement. In consideration for the consulting services, the Company issued 300,000 restricted shares of common stock valued at $.25 per share or a total of $75,000. In December 2002, 200,000 additional restricted shares of common stock valued at $.02 per share or $4,000 were issued to fulfill this agreement.

On August 2, 2001, the Company issued 180,000 shares of restricted common stock for the cancellation of notes payable, convertible notes and accrued interest totaling $66,031.

During the period of July 1, 2001, though September 30, 2001, the
Company issued a total of 132,000 restricted shares of common stock to five individuals at $.25 per share of common stock Total proceeds to the Company was $39,500.

On January 23, 2002, the Company signed a Consulting and Marketing Licensing Agreement with Mr. Mark Neuhaus. The agreement provides for Mr. Neuhaus to promote and develop a market for the Company's products and services. The agreement gives Mr. Neuhaus a nonexclusive license to use the licensed trademarks of the Company on the consultants racing car, racing equipment and clothing .In accordance with the Consulting and Marketing licensing Agreement, which included a stock option plan, the Company filed an S-8 Registration Statement on January 30,2002 registering 4,000,000 shares 0f Common Stock into which the stock options could be exercised for an exercise price of $0.15 per share, or at the lowest sales price 30 days prior to exercising the option. In February 2002, Mr. Neuhaus exercised an option for 333,333 shares of common stock and paid the Company $50,000.

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

In June, 2002, the Company issued 350,000 shares of common stock pursuant to the Company's Consultant Compensation Plan for research and development costs valued at $.10 per share.

In July, 2002, the Company issued 500,000 shares of common stock pursuant to the Company's Consultant Compensation Plan for financial services valued at $.03 per share

In December 2002, the Company issued a total of 1,549,180 shares of restricted shares to tow investors for total proceeds of $37,000.

Note 9-Commitments & Contingencies

Employment Agreement

On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year-to-year basis. Compensation shall be paid at the rate of $52,000 per year.

License Agreement

On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson brand name in the United States, its possessions and Canada. The term of the License is from January 1, 1998 to January 30, 2001. The license agreement provides that Safari Enterprises, Inc. will pay Smith & Wesson Corp. a minimum royalty of $15,000 the first eighteen months; $25,000 the next twelve months and $35,000 the final twelve months. The minimums royalties are to be paid against a royalty of 5% of net sales, whichever is greater. The license further provides that Safari Enterprises, Inc. can assign the license to an affiliate company under the same control as Safari Enterprises, Inc. On January 12, 1998, adding recoil pads for firearms, effective January 1, 1998 amended the License.

The minimum royalties were not increased and covered both products. On May 18, 1999, the license was further amended to include targets for firearms effective January 1, 1998. Again, the minimum royalties were not increased. On November 25, 1997, the Company organized a wholly owned subsidiary, Photography for Evidence, Inc., under the laws of the State of New York. On December 17, 1997 Photography for Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Cameras. The license agreement was assigned to Smith & Wesson Cameras.

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

Lease

In June 19, 2001, the Company entered into an oral month-to-month lease of the facilities at 64 Edson Street in Amsterdam, New York.
The lease requires the Company to pay a monthly rental of $1,057.82 plus all real estate taxes, insurance, and maintenance costs on the premises.

Note 10  - Going Concern

The Company has experienced operating loss since inception and has a retained deficit as of December 31, 2002 of $2,847,000. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has funded research and development cost that have gone into the design and production of a line of self-sealing reactive targets and recoils pads.

During the year ended December 31, 2002, the Company recorded a loss of $461,370. Approximately $103,000 of the loss was funded by the issuance of common stock for services. The issuance of restricted common stock and loans from a stockholder provided an additional $192,000.The balance of the loss was funded by the increase in liabilities and decrease in assets.

The Company is in the process of preparing a registration statement which will be filled with the Securities and Exchange Commission for a right offering to its existing shareholders to raise additional equity capital. There is no assurance that the Company will be successful in the rights offering to raise additional equity capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

Note 11  - Supplemental Disclosures to Cash Flow Statement

                                                        2002         2001

Cash Paid During the Period For:
   Interest                                           $  11,834    $   9,732
   Income Taxes                                               -            -

                                       Signatures

In Accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Safari Associates, Inc.

                                       /s/ Morton Berger
Date: March 28, 2003                   MORTON BERGER, PRESIDENT

                           CERTIFICATE PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safari Associates, Inc. (the "Company") on Form 10K-SB for the fiscal year ended December 31, 2002 as filed with the Securities & Exchange Commission (the "Report"),each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.  The Report fully complies with the requirements of Section
    13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report Fairly presents, in all material respects , the financial condition and results of operations of the Company.

Dated: March 28, 2003                      By:/s/ Morton Berger
                                           President, CFO and Chairman
                                           of the Board


Dated: March 28, 2003                      By:/s/ Lillian Berger
                                           Secretary, Treasurer and
                                           Director

             CERTIFICATION  PURSUANT  TO RULE  13a-14  AND  15d-14 UNDER
                THE  SECURITIES  EXCHANGE  ACT  OF  1934,  AS  AMENDED

     I, Stephen Steeneck, Chief Executive Officer of Safari
Associates, certify that:

1. I have reviewed this annual report on Form 10 KSB of Safari Associates, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the
          "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 28, 2003             By:/s/  Stephen Steeneck
                                          Chief Executive Officer