Form 10QSB
period 2003-03-31
SAFARI ASSOCIATES INC
filed 2003-05-15
CIK 922011

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


                        Commission file number 0 - 30215


                             SAFARI ASSOCIATES, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


                          Utah                                   87-9369569
                       ---------                              ----------------
         (State or other jurisdiction of                       (IRS Employer
         incorporation or organization)                   Identification Number)



                   64 Edson Street, Amsterdam, New York 12010
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (518) 842-6500
                           ---------------------------
                           (Issuer's Telephone Number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No



As of May 14, 2003 1,484,978 shares of common stock were outstanding.


                             SAFARI ASSOCIATES, INC.

                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003


                                TABLE OF CONTENTS
                                -----------------

                                                                                                 PAGE

Part  I  -  Financial Information

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of March 31, 2003                         3

                  -  Consolidated Statement of Income for the
                      three  months ended March 31, 2003 and 2002                            4

                  -  Consolidated Statement of Cash Flows for the three
                      months  ended March 31,2003 and 2002                                   5

                  -  Notes to Consolidated Financial Statements.                           6- 11

         Item 2   -  Management's Discussion and Analysis
                      Or  Plan of Operations.                                              12- 13

  Part  II  -  Other Information

         Item 1  -  Legal Proceedings.                                                      14

         Item 2  -  Changes in Securities and Use of Proceeds.                              14

         Item 3  -  Default upon Senior Securities                                          14

         Item 4  -  Submission of Matters to a Vote of Security Holders.                    14

         Item 5  -  Other Information.                                                      14

         Item 6  -  Exhibits and Reports on Form 8-K.                                       14

Signatures                                                                                  15



                      PART  I   -   FINANCIAL  INFORMATION

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                          CONSOLIDATED  BALANCE  SHEET
                          ----------------------------
                                MARCH  31,  2003
                                ----------------

                                     ASSETS
                                     ------
                                                                   2003
                                                    --------------------------------
                                                                (UNAUDITED)

CURRENT ASSETS:
---------------
Cash                                              $                            3,666
Accounts Receivable -                                                          2,845
Inventory                                                                     29,316
Prepaid Expenses                                                              59,207
                                                  -----------------------------------
  Total Current Assets                                                        95,034
                                                  -----------------------------------

PROPERTY, PLANT AND EQUIPMENT:
------------------------------
Net of Accumulated Depreciation of $26,830                                    16,302
                                                  -----------------------------------

OTHER ASSETS:
-------------
Goodwill - Net of Amortization of $5,472                                      21,883
Other Assets                                                                  78,521
                                                  -----------------------------------
  Total Other Assets                                                         100,404
                                                  -----------------------------------
  Total Assets                                    $                          211,740
                                                  ===================================


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    -----------------------------------------


CURRENT LIABILITIES:
--------------------
Notes payable                                     $                           15,000
Accounts Payable                                                             358,838
Payroll and Other Taxes Payable                                               28,329
Accrued Expenses                                                             233,129
                                                  -----------------------------------
  Total Current Liabilities                                                  635,296
                                                  -----------------------------------

OTHER LIABILITIES:
------------------
Loan Stockholders                                                            31,045
Convertible Notes Payable                                                    505,500
                                                  -----------------------------------
  Total Other Liabilities                                                    536,545
                                                  -----------------------------------
  Total Liabilities                                                        1,171,841
                                                  -----------------------------------
Commitments and Contingencies - Note 7

STOCKHOLDERS' (DEFICIT):
-----------------------
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 1,484,978  shares                                               1,485
Additional Paid-in Capital                                                 1,980,474
Retained (Deficit)                                                        (2,942,060)
                                                  -----------------------------------
  Total Stockholders' (Deficit)                                             (960,101)
                                                  -----------------------------------

  Total Liabilities and Stockholders'  (Deficit)  $                          211,740
                                                  ===================================

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                     CONSOLIDATED  STATEMENT  OF  OPERATIONS
                     ---------------------------------------
           FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002
           -----------------------------------------------------------




                                          2003         2002
                                      ------------  ----------
                                       (UNAUDITED)  (UNAUDITED)

Revenue                               $    25,517   $  45,373
                                      ------------  ----------
Cost of Sales                              17,846      48,572
                                      ------------  ----------
Gross Profit                                7,671     ( 3,199)
                                      ------------  ----------


OPERATING EXPENSES:
-------------------
Selling Expenses                            9,309      13,296
General and Administrative Expenses        75,809      96,924
Research and Development Costs              4,575       9,325
                                      ------------  ----------

  Total Operating Expenses                 89,693     119,545
                                      ------------  ----------

Net (Loss) from Operations                (82,022)   (122,744)
Interest Expense                           13,340      12,791
                                      ------------  ----------
Net (Loss) before Provision
   For Income Taxes                       (95,362)   (135,535)
Provision for Income Taxes                      -           -
                                      ------------  ----------

  Net (Loss)                          $   (95,362)  $(135,535)
                                      ============  ==========

(Loss) Per Share                      $      (.07)  $    (.14)
                                      ============  ==========


Weighted Average Shares Outstanding     1,457,581     999,800
                                      ============  ==========


                                      -4-

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                    ----------------------------------------
           FOR  THE  THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002
           -----------------------------------------------------------



                                                        2003         2002
                                                    ------------  ----------
                                                    (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net Income (Loss)                                   $   (95,362)  $(135,535)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                       1,681       1,963
      Services provided for common stock                 13,021      27,000
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                    4,118      (2,580)
   Inventory                                             (1,539)     10,609
   Prepaid Expenses and Other Assets                        253     (28,543)
Accounts Payable                                          1,094     (26,836)
Accrued Expenses                                         27,935      31,160
                                                    ------------  ----------


Net Cash Used in Operating Activities                   (48,799)   (122,762)
                                                    ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Property, Plant and Equipment                                 -      (3,704)
                                                    ------------  ----------

  Net Cash Used in Investing Activities                       -      (3,704)
                                                    ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------
Issuance of Common Stock                                 24,500     149,087
Loans Stockholders                                        7,997       2,033
                                                    ------------  ----------
  Net Cash Provided by Financing Activities              32,947     149,120
                                                    ------------  ----------

Net Increase (Decrease) in Cash                         (16,302)     24,654

Cash - Beginning of Period                               19,968      10,257
                                                    ------------  ----------

Cash - End of Period                                $     3,666   $  34,911
                                                    ============  ==========

- SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT
--------------------------------------------------

                                                           2003        2002
                                                    ------------  ----------
  Cash Paid During the Period For:
     Interest                                       $     1,550   $  11,834
  Common Stock issued for services                  $    13,021


                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                                MARCH  31,  2003
                                ----------------


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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2003.

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

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2003
                                 --------------

Note  2-  Summary  of  significant  Accounting  Policies  (Continued)
---------------------------------------------------------------------
INTANGIBLES
-----------
Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized using the straight-line method over 15 years. Effective to the issuance of FASB No. 142, the Company discontinued amortizing goodwill. The Company follows Statement of Financial Accounting Standard No. 121,Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

NOTE  3  -  OTHER  ASSETS
-------------------------
Other  assets  includes  the  following  assets:
Prepaid  consulting                                      $  35,001
Option  to  repurchase  property                            40,000
Trademarks                                                   1,115
Security  deposits                                           2,405
                                                         ---------
          Total                                          $  78,521
                                                         =========

Prepaid consulting expense arose from two issuances totaling 500,000 restricted shares of the Company's common stock valued at $79,000 which is being amortized over the life of the contract. The shares issued were fully vested upon the execution of the contract.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------
                 NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                 ----------------------------------------------
                                MARCH  31,  2003
                                ----------------

NOTE  4  -  INCOME  TAXES
-------------------------
There is no provision for federal or state income taxes for the three months ended March 31, 2003 and 2002 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at March 30, 2003 consist of the following:

                                                          2003
                                                      -----------
     Net  Operating  Loss  Carryforward               $1,080,000
     Property  and  Equipment                              3,000
                                                      -----------
                                                       1,083,000
     Valuation  Allowance                              1,083,000
                                                      -----------
                                                      $     -0-
                                                       ==========

As of December 31, 2002, the Company has net unused operating loss carryforwards of approximately $2,600,000, which expire in various years from 2003through 2022.

NOTE  5  -  NOTES  PAYABLE
--------------------------
CONVERTIBLE  NOTES  PAYABLE
---------------------------

On December 20, 2000, one of the creditors of the Company agreed to receive a note from the Company in the amount of $45,000 payable on December 19, 2002, together with interest thereon at the rate of 8% per annum. Commencing one year from the date of the note, the creditor may convert any portion of the note into restricted share of common stock in the Company at a conversion rate of $.15 per share. The note has been extended on a month to month basis by mutual consent of the parties.

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

NOTES  PAYABLE
--------------
In January 2000, the Company borrowed a total of $25,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month to month basis. In November 2000, the Company borrowed a total of $15,000 from three individual investors. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum. In April 2001, the Company borrowed an additional $12,000 from one of its investors on a month to month basis at the rate of 10% per annum .On August 2, 2001 one of the noteholders converted $32,000 in notes plus accrued interest into restricted shares of the Company's common stock.

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2003
                                 --------------


NOTE  6  -  LOAN  STOCKHOLDERS
------------------------------
As  of  March  31,  2003,  Mrs.  Lillian  Berger,  the  major  stockholder  and
Secretary/Director  in  the  Company  was  owed  a  total  of  $21,045.

During the three months ended March 31,2003, Mr. Stephen Steeneck, the Chief Executive Officer ("CEO")of the Company advanced $10,000 for working capital.

NOTE  7  COMMON  STOCK
----------------------

On January 24, 2003, the Company issued 35,000 restricted shares of common stock to Mr. Stephen Steeneck CEO of the Company at $.35 per share or $12.250. On January 23,2003, the Company issued 35,000 restricted shares of common stock to a private investor at $.35 per share or $12,250.

On January 23, 2003, the Company issued 37,202 restricted shares of common stock for professional services valued at $.35 per share or $13,021.

On March 28, 2003, the shareholders of the Company approved a one for ten reverse split of the Company's common stock .All share amounts including shares issued and earnings per share from prior periods have been adjusted to reflect the reverse split.

NOTE  8-COMMITMENTS  &  CONTINGENCIES
-------------------------------------
EMPLOYMENT  AGREEMENT
---------------------
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year to year basis. Compensation shall be paid at the rate of $52,000 per year.

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

                             SAFARI ASSOCIATES, INC.
                             -----------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2003
                                 --------------

LICENSE  AGREEMENT  (CONTINUED)
-------------------------------
The minimum royalties were not increased and covered both products. On May 18, 1999, the license was further amended to include targets for firearms effective January 1, 1998. Again the minimum royalties were not increased. On November 25, 1997 the Company organized a wholly owned subsidiary, Photography for Evidence, Inc., under the laws of the State of New York. On December 17, 1997 Photography for Evidence, Inc., filed a Certificate of Doing Business under the name Smith & Wesson Cameras. The license agreement was assigned to Smith & Wesson Cameras.

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
---------------------------
The Company has experienced operating loss since inception and has a retained deficit as of March 31, 2003 of $2,942,000. During the three months ended March 31,2003, the Company recorded a loss of $95,362. Approximately $13,000 of the loss was funded by the issuance of common stock for services. The issuance of restricted common stock and loans from a stockholder provided an additional $34,500.The balance of the loss was funded by the increase in liabilities and decrease in assets.

The Company is in the process of preparing a registration statement, which will be filled with the Securities and Exchange Commission for a right offering to its existing shareholders to raise additional equity capital. There is no assurance that the Company will be successful in the rights offering to raise additional equity capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

ITEM  2  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
----------------------------------------------------------------------------

RESULTS  OF  OPERATIONS
-----------------------
Revenue for the three months ended March 31,2003 was $25,517 a decrease of $19,856 or 43.8% from the three months ended March31, 2002. The decrease was entirely due to a decrease in production and shipment of recycled single use disposable cameras. Production was limited due to cash restrictions and the availability of recyclable shells. The cost of sales for the three months ended March31, 2003 was $17,846, a decrease of $30,726 or 63.3% from the three months ended March 31,2002.Cost of sales for the three months ended March 31,2003 was 70.0% of sales compared to 107.1% for the three months ended March 31,2002. The price of recycled disposable camera shells increased by over 100.0% during the beginning of 2002 compared to 2001.This increased the cost of sales during the first quarter of 2002 by approximately $5,000. In the three months ended March 31,2003 the Company was able to generate a gross profit by purchasing completed recycled cameras reducing labor costs to a minimum

Operating expenses for the three months ended March 31,2003 were $ 89,693 , decrease of
 $29,852, or 25.0% less than three months ended March 31,2002. Selling expense for the three months ended March 31,2003 decreased by $3,957 to $9,309. The decrease was entirely due to decrease in telemarketing and telephone expense. General and administrative expenses for the three months ended March 31,2003 were $75,809, a decrease of $21,115 or 22.8% from the three months ended March 31,2002. Legal expense decreased by $14,000 . Rent , office , telephone and utility expense decreased by approximately $7,000. Research and development costs decreased by approximately $4500 during the three months ended March31, 2003 from the three months ended March 31,200 as the Company reduced research on the production of molecuthane products and other new products.
Interest expense for the three months ended March 31,2002 increased by approximately $500 over the three months ended March 31,2002 as the amount of interest bearing debt increased .debt.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of March 31,2003, the current liabilities exceeded the current assets by approximately $540,000. The Company has primarily relied on the proceeds of private placements to fund operations and the issuance of common stock for certain consulting and professional services.

The Company is in the process of preparing a registration statement, which will be filled with the Securities and Exchange Commission for a right offering to its existing shareholders to raise additional equity capital. There is no assurance that the Company will be successful in the rights offering to raise additional equity capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

                            SAFARI  ASSOCIATES,  INC.
                            -------------------------

                         PART  II  -  OTHER  INFORMATION
                         -------------------------------


ITEM   1     LEGAL PROCEEDINGS
--------     -----------------
               None


ITEM   2     CHANGES IN SECURITIES AND USE OF PROCEEDS
--------     -----------------------------------------
               None.


ITEM   3     DEFAULTS  UPON  SENIOR  SECURITIES
--------     ----------------------------------
               None.


ITEM   4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------     -----------------------------------------------------------

On March 14, 2003 and March 28, 2003, the Company's annual meeting was held. Two dates were required to accommodate the attending shareholders. The shareholders had been previously presented with proxy materials, and voted affirmatively for a 10:1 reverse split of the Company's Common Stock, and voted for the Company's new Board of Directors, which now consists of: Morton Berger, Lillian Berger, Stephen Steeneck and Michael Konecny.

A total of 9,879,454 votes were cast for, and 378,000 votes were cast against the reverse split and new Board of Directors, which affirmative number constituted 68.53% of the Company outstanding shares on that date, and was sufficient for approval and adoption of the amendments made to the Company's Articles of Incorporation.



ITEM   5     OTHER  INFORMATION
--------     ------------------
               None.


ITEM   6     EXHIBITS  AND  REPORTS  ON  FORM  8-K
--------     -------------------------------------

(a)       Exhibits
          --------
          None.

(b)       Reports  on  Form  8-K
          ----------------------
          During the quarter, a current report was filed on Form 8-K notifying the public of the reverse split. Proper notifications were also made to NASDAQ Market Integrity, the Depository Trust Company, and the Company's stock transfer agent.

                                  CERTIFICATION
                                  -------------

We, Morton Berger, Chief Executive Officer, and, Stephen Steeneck, Chief Financial Officer, certify that:

1. We have reviewed this quarterly report on Form 10-QSB of Safari Associates, Inc.;

2. Based on our my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                                        /s/  Morton  Berger
                                             -----------------
                                             Name:  Morton  Berger
                                             Title:  Chief  Executive  Officer


                                            /S/ STEPHEN STEENECK
                                             --------------------
                                             Name:  Stephen  Steeneck

                                  CERTIFICATION

I, Stephen Steeneck, Chief Financial Officer, and, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Safari Associates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


                                            /S/ STEPHEN STEENECK
                                            --------------------
                                             Name:  Stephen  Steeneck
                                             Title:  Chief  Financial  Officer

                                   SIGNATURES
                                   ----------




In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         SAFARI  ASSOCIATES,  INC.




                                        /s/  Morton  Berger
                                        -----------------------------
                                        Morton  Berger
                                        Chairman  and  CEO




Dated:     May  6,  2002
------     -------------