Form 10QSB
period 2003-06-30
SAFARI ASSOCIATES INC
filed 2003-08-13
CIK 922011

U. S. SECURITIES AND EXCHANGE
                           COMMISSION WASHINGTON, D.C.
                                      20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


                        Commission file number 0 - 30215

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

                                 (518) 842-6500
                                ----------------
                          (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                       ---    --

As of August 5, 2003, 1,484,978 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS
                                -----------------
                                                                          PAGE
                                                                          ----

PART  I  -  FINANCIAL INFORMATION

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of June 30, 2003.       3

                  -  Consolidated Statement of Income for the three and
                      six  months ended June 30, 2003 and 2002.            4

                  -  Consolidated Statement of Cash Flows for the

                            six months  ended June 30, 2003 and 2002.      5

                  -  Notes to Consolidated Financial Statements.         6 - 11

         Item 2  -  Management's Discussion and Analysis

                      Or  Plan of Operations.                           12 - 13

PART  II  -  OTHER INFORMATION

         Item 1  -  Legal Proceedings.                                    14

         Item 2  -  Changes in Securities and Use of Proceeds.            14

         Item 3  -  Default upon Senior Securities.                       14

         Item 4  -  Submission of Matters to a Vote of Security Holders.  14

         Item 5  -  Other Information.                                    14

         Item 6  -  Exhibits and Reports on Form 8-K.                     14


SIGNATURES                                                                15

                         PART I - FINANCIAL INFORMATION
                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                     ASSETS

                                                                        2003
CURRENT ASSETS:                                                      (UNAUDITED)
                                                                    ------------
Cash                                                                $     3,589
Accounts Receivable                                                       3,612
Inventory                                                                23,899
Prepaid Expenses                                                         63,172
                                                                    -----------
         Total Current Assets                                            94,272
                                                                    -----------
PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $29,430                               13,702
                                                                    -----------
OTHER ASSETS:
Goodwill - Net of Amortization of $5,472                                 21,883
Other Assets                                                             74,571
                                                                    -----------
         Total Other Assets                                              96,454
                                                                    -----------
         Total Assets                                               $   204,428
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Notes payable                                                       $    15,000
Accounts Payable                                                        358,327
Payroll and Other Taxes Payable                                          26,830
Accrued Expenses                                                        264,064
                                                                    -----------
         Total Current Liabilities                                      664,221
                                                                    -----------
OTHER LIABILITIES:
Loan Stockholders                                                        58,471
Convertible Notes Payable                                               505,500
                                                                    -----------
         Total Other Liabilities                                        563,971
                                                                    -----------
         Total Liabilities                                            1,228,192
                                                                    -----------
Commitments and Contingencies - Note 7
STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 1,484,978 shares                                           1,485
Additional Paid-in Capital                                            1,980,474
Retained (Deficit)                                                   (3,005,723)
                                                                    -----------
         Total Stockholders' (Deficit)                               (1,023,764)
                                                                    -----------
         Total Liabilities and Stockholders'  (Deficit)             $   204,428
                                                                    ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002


                                                            SIX MONTHS                           THREE MONTHS
                                                      2003              2002                2003              2002
                                                  -----------        -----------        -----------       ------------
                                                   (UNAUDITED)       (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
Revenue                                           $    64,849        $    87,668        $    39,332        $    42,295
                                                  -----------        -----------        -----------        -----------
Cost of Sales                                          40,387             84,353             22,541             35,781
                                                  -----------        -----------        -----------        -----------
Gross Profit                                           24,462              3,315             16,791              6,514
                                                  -----------        -----------        -----------        -----------
OPERATING EXPENSES:
Selling Expenses                                       18,128             22,953              8,819              9,657
General and Administrative Expenses                   130,373            186,095             54,564             89,171
Research and Development Costs                          8,914             14,677              4,339              5,352
                                                  -----------        -----------        -----------        -----------
         Total Operating Expenses                     157,415            223,725             67,722            104,180
                                                  -----------        -----------        -----------        -----------
Net (Loss) from Operations                           (132,953)          (220,410)           (50,931)           (97,666)
                                                  -----------        -----------        -----------        -----------
OTHER EXPENSES:
Interest Expense                                       26,072             24,989             12,732             12,198
                                                  -----------        -----------        -----------        -----------
Net (Loss) before Provision For Income
 Taxes                                               (159,025)          (245,399)           (63,663)          (109,864)
Provision for Income Taxes                               --                 --                 --                 --
                                                                     -----------        -----------        -----------
Net (Loss)                                        $  (159,025)       $  (245,399)       $   (63,663)       $  (109,864)
                                                  ===========        ===========        ===========        ===========
Net (Loss) Per Common Share                       $      (.10)       $      (.29)       $      (.04)       $      (.14)
                                                  ===========        ===========        ===========        ===========
Weighted Average Shares Outstanding                 1,471,280            843,418          1,484,978            797,377
                                                  ===========        ===========        ===========        ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                        2003           2002
                                                      ---------      ---------
                                                     (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                     $(159,025)     $(245,399)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                       4,281          3,409
      Services provided for common stock                 13,021         49,000
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                    3,351          4,012
   Inventory                                              3,878         11,873
   Prepaid Expenses and Other Assets                        238         (3,861)
Accounts Payable                                            583        (18,947)
Payroll & Other  Taxes Payable                           (1,499)          --
Accrued Expenses                                         58,870         61,905
                                                      ---------      ---------
         Net Cash Used in Operating Activities          (76,302)      (138,008)
                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, Plant and Equipment                              --          (15,668)
                                                      ---------      ---------
         Net Cash Used in Investing Activities             --          (15,668)
                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                 24,500        149,087
Loans Stockholder                                        35,423         (3,026)
                                                      ---------      ---------
         Net Cash Provided by Financing Activities       59,923        146,061
                                                      ---------      ---------
Net Increase (Decrease) in Cash                         (16,379)        (7,615)
Cash - Beginning of Period                               19,968         10,257
                                                      ---------      ---------
Cash - End of Period                                  $   3,589      $   2,642
                                                      =========      =========
Supplemental Disclosure to Cash Flow Statement
Cash paid during the period for interest              $     599      $   4,167
Common Stock issued for services                      $  13,021      $  49,000

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2003.

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

NOTE 3 - OTHER ASSETS Other assets includes the following assets:

Prepaid consulting                                      $31,051
Option to repurchase property                            40,000
Trademarks                                                1,115
Security deposits                                         2,405
                                                        -------
                  Total                                 $74,571
                                                        =======

Prepaid consulting expense arose from two issuances totaling 500,000 restricted shares of the Company's common stock valued at $79,000 which is being amortized over the life of the contract. The shares issued were fully vested upon the execution of the contract.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4  -  INCOME TAXES

There is no provision for federal or state income taxes for the six months ended June 30, 2003 and 2002 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at June 30, 2003 consist of the following:

                                                         2003
                                                     ----------
Net Operating Loss Carryforward                      $1,030,000
Property and Equipment                                    3,000
                                                     ----------
                                                      1,033,000
Valuation Allowance                                   1,033,000
                                                     ----------
                                                     $      -0-

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOAN STOCKHOLDERS

As  of  June  30,  2003,  Mrs.  Lillian  Berger,   the  major   stockholder  and
Secretary/Director in the Company was owed a total of $19,115.

During the six months ended June 30, 2003, Mr. Stephen Steeneck, the Chief Executive Officer ("CEO") of the Company advanced $39,500 for working capital.

NOTE 7 COMMON STOCK

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

NOTE 8-COMMITMENTS & CONTINGENCIES
EMPLOYMENT AGREEMENT

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LICENSE AGREEMENT (CONTINUED)

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

The original license which expired on January 30, 2001 had been extended to July 30,2003. with a minimum annual royalty for all three licenses of $10,000 per year. The Company is in negotiation to extend the licenses with Smith & Wesson Corp..

LEASE

In June 19, 2001 the Company entered into an oral month to month lease of the facilities at 64 Edson Street in Amsterdam, New York. The lease requires the Company to pay a monthly rental of $1,057.82 plus all real estate taxes, insurance, and maintenance costs on the premises.

NOTE 10  - GOING CONCERN

The Company has experienced operating loss since inception and has a retained deficit as of June 30, 2003 of $3,005,000. During the six months ended June 30,2003, the Company recorded a loss of $159,025. Approximately $13,000 of the loss was funded by the issuance of common stock for services. The issuance of restricted common stock and loans from a stockholder provided an additional $63,500.The balance of the loss was funded by the increase in liabilities and decrease in assets.

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

Revenue for the six months ended June 30, 2003 was $64,849 a decrease of $22,839 or 26.1% from the six months ended June 30, 2002. The decrease was entirely due to a decrease in production and shipment of recycled single use disposable cameras. Production was limited due to cash restrictions and the availability of recyclable shells. The cost of sales for the six months ended June 30,2003 was $40,387, a decrease of $43,966 or 52.1% from the six months ended June 30,2002.Cost of sales for the six months ended June 30,2003 was 62.2% of sales compared to 96.2% for the six months ended June 30,2002. The price of recycled disposable camera shells increased by over 100.0% during the beginning of 2002 compared to 2001.This increased the cost of sales during the first quarter of 2002 by approximately $5,000. In the six months ended June 30,2003 the Company was able to generate a gross profit by purchasing completed recycled cameras reducing labor costs to a minimum

Operating expenses for the six months ended June 30, 2003 were $ 157,415 , decrease of $66,310, or 29.6% less than six months ended June 30, 2002. Selling expense for the six months ended June 30,2003 decreased by $4,825 to $18,128. The decrease was entirely due to decrease in telemarketing and telephone expense. General and administrative expenses for the six months ended June 30,2003 were $130,373, a decrease of $55,722 or 28.9% from the six months ended June 30,2002. Legal and other professional expenses decreased by $34,000. Rent, office, telephone and utility expense decreased by approximately $19,000. Research and development costs decreased by approximately $6,000 during the six months ended June 30, 2003 from the six months ended June 30, 2002 as the Company reduced research on the production of molecuthane(R) products and other new products.

Interest   expense  for  the  six  months  ended  June  30,  2003  increased  by approximately $1,100 over the six months ended June 30, 2002 as the amount of interest bearing debt increased debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the current liabilities exceeded the current assets by approximately $570,000. The Company has primarily relied on the proceeds from loans and private placements to fund operations and the issuance of common stock for certain consulting and professional services.

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

                                            SAFARI  ASSOCIATES,  INC.

                                                     /s/ Morton Berger
                                                     -----------------
                                                     Morton Berger
                                                     Chairman and CEO

Dated:   August 6, 2003

                                  CERTIFICATION

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

Date:  August 11, 2003

                                          /s/ Morton Berger
                                          ------------------------------
                                          Name:  Morton Berger
                                          Title: Chief Executive Officer


                                          /S/ STEPHEN STEENECK
                                          -----------------------
                                          Name:  Stephen Steeneck

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

Date:  August 11, 2003, 2003

                                                      /S/ STEPHEN STEENECK
                                                     -----------------------
                                                     Name:  Stephen Steeneck

Title: Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SAFARI  ASSOCIATES,  INC.

                                          /s/  Morton Berger
                                          ------------------
                                          Morton Berger
                                          Chairman and CEO

Dated:   August 12, 2003