Form 10QSB/A
period 2003-06-30
SAFARI ASSOCIATES INC
filed 2003-08-18
CIK 922011

U. S. SECURITIES AND EXCHANGE
                           COMMISSION WASHINGTON, D.C.
                                      20549

                                  FORM 10-QSB/A

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

ITEM 1   LEGAL PROCEEDINGS
                           None

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
                           None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
                           None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None.

ITEM 5   OTHER INFORMATION
                           None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Principal Executive Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.

         31.2 Principal Financial Officer certification pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herein.

         32.1     Chief Executive  Officer  certification  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.

         32.2 Chief Financial Officer certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herein.


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