Form 10QSB
period 2003-09-30
SAFARI ASSOCIATES INC
filed 2003-11-10
CIK 922011

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


                        Commission file number 0 - 30215
                                              ------------

                             SAFARI ASSOCIATES, INC.
               ----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Utah                                         87-9369569
    ------------------------------                      --------------------
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                      Identification Number)



                   64 Edson Street, Amsterdam, New York 12010
                   ------------------------------------------
                    (Address of principal executive offices)


                                (518) 842 - 6500
                                ----------------
                           (Issuer's Telephone Number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---  ---


As of November 5, 2003, 1,484,978 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS
                                -----------------

                                                                                           PAGE
                                                                                           ----

Part  I  -  Financial Information

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of September 30, 2003.                    3

                  -  Consolidated Statement of Income for the three and
                      nine  months ended September 30, 2003 and 2002.                        4

                  -  Consolidated Statement of Cash Flows for the
                            nine months  ended September 30, 2003 and 2002                   5

                  -  Notes to Consolidated Financial Statements.                           6 - 11

         Item 2   -  Management's Discussion and Analysis
                     Or  Plan of Operations.                                              12 - 13


  Part  II  -  Other Information

         Item 1  -  Legal Proceedings.                                                      14

         Item 2  -  Changes in Securities and Use of Proceeds.                              14

         Item 3  -  Default upon Senior Securities.                                         14

         Item 4  -  Submission of Matters to a Vote of Security Holders.                    14

         Item 5  -  Other Information.                                                      14

         Item 6  -  Exhibits and Reports on Form 8-K.                                       14


Signatures                                                                                  15


                         PART I - FINANCIAL INFORMATION

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                     ASSETS
                                                                   2003
Current Assets:                                                 (Unaudited)
---------------                                                 -----------
Cash                                                            $       863
Accounts Receivable                                                   3,046
Inventory                                                            23,899
Prepaid Expenses                                                     63,020
                                                                -----------
         Total Current Assets                                        90,828
                                                                -----------
Property, Plant and Equipment:
------------------------------
Net of Accumulated Depreciation of $31,576                           11,556
                                                                -----------
Other Assets:
-------------
Goodwill - Net of Amortization of $5,472                             21,883
Other Assets                                                         70,621
                                                                -----------
         Total Other Assets                                          92,504
                                                                -----------
         Total Assets                                           $   194,888
                                                                ===========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                     ---------------------------------------
Current Liabilities:
--------------------
Notes payable                                                   $    15,000
Accounts Payable                                                    364,477
Payroll and Other Taxes Payable                                      26,329
Accrued Expenses                                                    289,999
                                                                -----------
         Total Current Liabilities                                  695,805
                                                                -----------

Other Liabilities:
------------------
Loan Stockholders                                                    67,828
Convertible Notes Payable                                           505,500
                                                                -----------
         Total Other Liabilities                                    573,328
                                                                -----------
         Total Liabilities                                        1,269,133
                                                                -----------
Commitments and Contingencies - Note 7

Stockholders' (Deficit):
------------------------
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 1,484,978 shares                                       1,485
Additional Paid-in Capital                                        1,980,474
Retained (Deficit)                                               (3,056,204)
                                                                -----------
         Total Stockholders' (Deficit)                           (1,074,245)
                                                                -----------

         Total Liabilities and Stockholders'  (Deficit)         $   194,888
                                                                ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                                 NINE MONTHS                       THREE MONTHS
                                             2003             2002             2003            2002
                                          -----------     -----------     -----------     -----------
                                          (Unaudited)      (Unaudited)      (Unaudited)    (Unaudited)


Revenue                                   $    81,348     $   106,735     $    16,499     $    19,067
                                          -----------     -----------     -----------     -----------
Cost of Sales                                  50,887         114,926          10,500          30,573
                                          -----------     -----------     -----------     -----------
Gross Profit                                   30,461          (8,191)          5,999         (11,506)
                                          -----------     -----------     -----------     -----------

Operating Expenses:
Selling Expenses                               22,559          27,329           4,431           4,376
General and Administrative Expenses           168,039         226,753          37,666          40,658
Research and Development Costs                 12,864          80,167           3,950          65,490
                                          -----------     -----------     -----------     -----------

         Total Operating Expenses             203,462         334,249          46,047         110,524
                                          -----------     -----------     -----------     -----------

Net (Loss) from Operations                   (173,001)       (342,440)        (40,048)       (122,030)
                                          -----------     -----------     -----------     -----------

Other Expenses:
---------------
Interest Expense                              (32,505)        (38,024)        (10,433)        (13,035)
                                          -----------     -----------     -----------     -----------

Net (Loss) before Provision For Income
 Taxes                                       (209,506)       (380,464)        (50,481)       (135,065)
Provision for Income Taxes                          -               -               -               -
                                          -----------     -----------     -----------     -----------

Net (Loss)                                $  (209,506)    $  (380,464)    $   (50,481)    $  (135,065)
                                          ===========     ===========     ===========     ===========

Net (Loss) Per Common Share               $      (.14)    $      (.34)    $      (.03)    $      (.15)
                                          ===========     ===========     ===========     ===========


Weighted Average Shares Outstanding         1,475,846       1,112,172       1,484,978         915,411
                                          ===========     ===========     ===========     ===========


                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                        2003          2002
                                                      ---------    ----------
                                                     (Unaudited)   (Unaudited)

Cash Flows from Operating Activities:
-------------------------------------
Net Income (Loss)                                     $(209,506)   $ (380,464)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                       6,427         4,858
      Services provided for common stock                 13,021        99,000
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                    3,917         9,590
   Inventory                                              3,878        15,676
   Prepaid Expenses and Other Assets                      4,340        14,090
Accounts Payable                                          6,733        (4,896)
Payroll & Other  Taxes Payable                           (2,000)            -
Accrued Expenses                                         84,805        93,065
                                                      ---------    ----------

         Net Cash Used in Operating Activities          (88,385)     (149,081)
                                                      ---------    ----------

Cash Flows from Investing Activities:
-------------------------------------
Property, Plant and Equipment                                 -        (7,886)
                                                      ---------    ----------

         Net Cash Used in Investing Activities                -        (7,886)
                                                      ---------    ----------

Cash Flows from Financing Activities:
Issuance of Common Stock                                 24,500       149,745
Notes Payable                                                 -         5,000
Loans Stockholder                                        44,780         2,033
                                                      ---------    ----------
         Net Cash Provided by Financing Activities       69,280       156,798
                                                      ---------    ----------

Net Increase (Decrease) in Cash                         (19,105)         (169)

Cash - Beginning of Period                               19,968        10,257
                                                      ---------    ----------

Cash - End of Period                                  $     863    $   10,088
                                                      =========    ==========
Supplemental Disclosure to Cash Flow Statement
Cash paid during the period for interest              $     599    $    4,167

Common Stock issued for services                      $  13,021    $   49,000

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2003.


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


Note 3 - Other Assets
---------------------
Other assets includes the following assets:
Prepaid consulting                                               $    27,101
Option to repurchase property                                         40,000
Trademarks                                                             1,115
Security deposits                                                      2,405
                  Total                                          $    70,621

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
------------------------

There is no provision for federal or state income taxes for the nine months ended September 30, 2003 and 2002 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at September 30, 2003 consist of the following:

                                                                   2003
                                                             --------------
         Net Operating Loss Carryforward                     $    1,050,000
         Property and Equipment                                       3,000
                                                             --------------
                                                                  1,053,000
         Valuation Allowance                                      1,053,000
                                                             --------------
                                                             $          -0-
                                                             ==============

As of December 31, 2002, the Company has net unused operating loss carryforwards of approximately $2,600,000, which expire in various years from 2003through 2022.

Note  5  -  Notes Payable
-------------------------

Convertible Notes Payable
-------------------------

On December 20, 2000, one of the creditors of the Company agreed to receive a note from the Company in the amount of $45,000 payable on December 19, 2002, together with interest thereon at the rate of 8% per annum. Commencing one year from the date of the note, the creditor may convert any portion of the note into restricted share of common stock in the Company at a conversion rate of $1.50 per share. The note has been extended on a month to month basis by mutual consent of the parties.

On August 9, 2001 the Company and three individuals agreed to convert a total of $460,000 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes. The convertible notes are for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003.The notes are convertible into restricted shares of common stock at a conversion rate of $2.50 per share.

Notes Payable
-------------

In November 2000, the Company borrowed a total of $15,000 from three individual investors. The term of the notes are on a month to month basis with interest accrued at the rate of 10% per annum.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Loan Stockholders
--------------------------

As of September 30, 2003, Mrs. Lillian Berger, the major stockholder and Secretary/Director in the Company was owed a total of $28,328.

During the nine months ended September 30,2003, Mr. Stephen Steeneck, the Chief Executive Officer ("CEO") of the Company advanced $39,500 for working capital.

Note 7 Common Stock
-------------------

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

Note 8-Commitments & Contingencies
----------------------------------

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


License Agreement (continued)
-----------------------------

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

Note 10  - Going Concern
------------------------

The Company has experienced operating loss since inception and has a retained deficit as of September 30, 2003 of $3,056,000. During the nine months ended September 30,2003, the Company recorded a loss of $209,506. Approximately $13,000 of the loss was funded by the issuance of common stock for services. The issuance of restricted common stock and loans from a stockholder provided an additional $69,280.The balance of the loss was funded by the increase in liabilities and decrease in assets.

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

Item  2  -  Management's Discussion and Analysis or Plan of Operation
---------------------------------------------------------------------

Revenue for the nine months ended September 30,2003 was $81,348 a decrease of $25,387 or 23.8% from the nine months ended September 30, 2002. The decrease was entirely due to a decrease in production and shipment of recycled single use disposable cameras. Production was limited due to cash restrictions and the availability of recyclable shells. The cost of sales for the nine months ended September 30,2003 was $50,887, a decrease of $64,039 or 55.7% from the nine months ended September 30,2002.Cost of sales for the nine months ended September 30,2003 was 62.6% of sales compared to 107.7% for the nine months ended September 30,2002. The price of recycled disposable camera shells increased by over 100.0% during the beginning of 2002 compared to 2001.This increased the cost of sales during the first quarter of 2002 by approximately $5,000. In the six months ended June 30,2003 the Company was able to generate a gross profit by purchasing completed recycled cameras reducing labor costs to a minimum

Operating expenses for the nine months ended September 30,2003 were $ 203,462 , decrease of $130,787, or 39.1% less than nine months ended September 30, 2002. Selling expense for the nine months ended September 30,2003 decreased by $4,770 to $22,559. The decrease was entirely due to decrease in telemarketing and telephone expense. General and administrative expenses for the nine months ended September 30, 2003 were $168,039, a decrease of $58,714 or 25.9% from the nine months ended September 30, 2002. Legal and other professional expenses decreased by $34,000 . Rent , office , telephone and utility expense decreased by approximately $23,000. Research and development costs decreased by approximately $67,000 during the nine months ended September 30, 2003 from the nine months ended September 30,2002 as the Company reduced research on the production of molecuthane(R) products and other new products.

Interest expense for the nine months ended September 30,2003 decreased by approximately $2,000.

Liquidity and Capital Resources
-------------------------------

As of September 30,2003, the current liabilities exceeded the current assets by approximately $605,000. The Company has primarily relied on the proceeds from loans and private placements to fund operations and the issuance of common stock for certain consulting and professional services.

The Company is in the process of preparing a registration statement, which will be filed with the Securities and Exchange Commission for a right offering to its existing shareholders to raise additional equity capital. There is no assurance that the Company will be successful in the rights offering to raise additional equity capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

                             SAFARI ASSOCIATES, INC.

                           PART II - OTHER INFORMATION




ITEM   1 Legal Proceedings
--------------------------

         None


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


                                                SAFARI  ASSOCIATES,  INC.




                                                /s/ Morton Berger
                                                ----------------------------
                                                Chairman and CEO

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


         I, Morton Berger, Chief Executive Officer of Safari Associates, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10 QSB of Safari Associates Inc.;

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

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 45 days of the filing date of this quarterly report (the "Evaluation ate"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

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

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated    November 5, 2003,           By:  /s/  Morton Berger
                                          ------------------------------------
                                          Morton Berger
                                          Chief Executive Officer and Director