Form 10QSB/A
period 2003-09-30
SAFARI ASSOCIATES INC
filed 2004-01-14
CIK 922011

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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

         1. I have reviewed this quarterly report on Form 10QSB/A of Safari Associates Inc.;

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





Dated    January 14, 2003,           By:  /s/  Morton Berger
                                          ------------------------------------
                                          Morton Berger
                                          Chief Executive Officer and Director