Form 10KSB
period 2003-12-31
SAFARI ASSOCIATES INC
filed 2004-03-24
CIK 922011

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003.

                         Commission file number 0-30215

                             Safari Associates, Inc.
                  Name of small business issuer in its charter

           Utah                                        Fed ID 87-9369569
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or Organization

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

      Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark , if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

Revenue for the fiscal year ended December 31, 2003 is $102,553. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 19, 2003 amounted to $136,732.

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2003 was 1,485,034 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

ITEM 1.  DESCRIPTION OF BUSINESS.                                             3

ITEM 2.  DESCRIPTION OF PROPERTY.                                             5

ITEM 3.  LEGAL PROCEEDINGS.                                                   6

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.                   6

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.            6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.           7

ITEM 7.  FINANCIAL STATEMENTS.                                                8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING
         AND FINANCIAL DISCLOSURE.                                            9

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.                   9

ITEM 10. EXECUTIVE COMPENSATION.                                             10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.     10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                     11

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.    12

SIGNATURES                                                                   13

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

The Company now has six wholly owned subsidiaries. Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., Safari Target Corporation, Safari Enterprises, Inc. and Shoothru, Inc.

Safari Camera Corporation, a New York corporation, was organized on March 2, 1998. It is in the business of reloading single-use (disposable) cameras, which it sells to distributors, retail stores and for promotions.

Photography For Evidence, Inc., a New York corporation was organized on November 25, 1997. The Company filed a Certificate of Doing Business under the name Smith & Wesson(R) Cameras on December 17, 1997. Smith & Wesson(R) Cameras had an exclusive license from Smith & Wesson Corp., to make, use and sell single-use (disposable) cameras and conventional film using cameras under the Smith & Wesson(R) brand name. Smith & Wesson(R) Cameras markets its single-use (disposable) cameras to federal, state and local law enforcement agencies. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell these cameras to federal and state law enforcement agencies. During fiscal year 2003, the Company decided not to renew its license with Smith & Wesson Corporation and discontinued the sale of single-use cameras under the Smith & Wesson(R) trade name. Also, because of lack of sales, the United States General Services Administration terminated contract #GS-07F-0434K.

Impact Dampening Technology, Inc., a New York corporation, was organized on January 29, 1998. The company filed a Certificate of Doing Business under the name Smith & Wesson(R) Recoil Pad Company on February 10, 1998. Smith & Wesson(R) Recoil Pad Company had an exclusive license from Smith & Wesson(R) Corp., to make, use and sell recoil pads under the Smith & Wesson(R) brand name. Effective September I, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell its self-adhesive Smith & Wesson(R) shoulder recoil pad to federal and state law enforcement agencies. During Fiscal year 2003, the Company decided not to renew its license with Smith & Wesson Corporation to sell recoil pads under the Smith & Wesson(R) trade name. Also, because of lack of sales the United States General Services Administration terminated contract #GS-07F-0434K. The Company is not now in the business of selling recoil pads.

Safari Target Corporation was organized under and pursuant to the laws of the State of New York on August 2, 1999. It filed a Certificate of Doing Business under the name Smith & Wesson(R) Targets on August 20, 1999. Smith & Wesson Targets(R) had an exclusive license from Smith & Wesson Corp., to make use and sell targets under the Smith & Wesson(R) brand name. Smith & Wesson(R) Targets distributes a series of self sealing targets, intended to replace steel targets. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell the Smith & Wesson(R) self sealing targets to federal and state law enforcement agencies. During the fiscal year 2003, the Company decided not to renew its license with Smith & Wesson Corporation to sell self-sealing targets under the Smith & Wesson(R) trade name. The Company is now selling its self-sealing targets under the name Safari Target Corporation.

Safari Camera Corporation was in the business of reloading single-use (disposable) cameras which it sold to distributors, retailers and for promotions. The company would purchase used (disposable) camera shells from photo labs and others and reloads these cameras with film and if a flash camera, with a battery. Batteries and film were purchased from battery and film manufacturers and distributors. These reloaded single-use cameras were then placed in new packaging and sold. Some packaging is private label for retailers, distributors and for promotions. Other cameras are sold in generic SAFARI packaging. The raw materials required for this business are camera shells, batteries and film. This business is highly competitive as to pricing and purchasing single-use camera shells. The company has limited its distribution and solicits small niche markets so as to try to avoid the competition for camera shells and customers. In fiscal year 2003, the Company discontinued its reloading operations and contracted this part of its business to independent contractors that provide the camera shells, batteries and film and deliver the reloaded cameras to the Company to complete the required packaging and shipment of the finished products. Safari Camera Corporation use to reload single-use cameras for Smith & Wesson(R) Cameras. As the Company's license with Smith & Wesson Corporation was not renewed, Safari Camera Corporation no longer makes the Smith & Wesson(R) single-use law enforcement camera.

The company solicits its customers through sales representatives, direct mail and through e-commerce. During fiscal year 2002, Sierra Sales & Marketing accounted for more than fifty percent of the company's business. During fiscal year 2003, the Company lost Sierra Sales & Marketing as its customer and as a result lost more than 50% of its single-use camera business.

The Company averages one full time employee and three part time employees. The only full time employee of the Company is its President, Morton Berger. Steven Steeneck, the Company CEO is a part time employee. The other two part time employees devote approximately ninety-five (95%) percent of their time to the operations of Safari Camera Corporation. The remainder of their time is devoted to the businesses of the other operating wholly owned subsidiaries. The operations of the Company and its wholly owned operating subsidiaries are located at 64 Edson Street, Amsterdam, New York 12010. (See Item 2. "Description of Property").

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

Smith & Wesson(R) Targets had an exclusive license from Smith & Wesson Corp., to make, use and sell targets under the Smith & Wesson(R) brand name. This license was not renewed. Safari Target Corporation, a wholly owned subsidiary of the Company is test marketing a self-sealing plastic target that is intended to replace steel targets. Unlike steel targets, the self-sealing targets of Safari Target Corporation allow a bullet to pass through when the target is struck. The user knows that the target is struck as it moves when hit by the bullet. With steel targets, when the target is struck by a bullet, there is a danger of ricochet, splatter and fragmentation of the bullet, which can strike and injure the shooter or someone in the vicinity of the shooter. With the Safari self-sealing targets, the bullet passes through the target into a safety zone without any danger of injury as the bullet does not ricochet, splatter or fragment. These targets are manufactured for Safari Target Corp. by Creative Urethanes, Inc. Safari Target Corporation Targets owns the molds with which the targets are manufactured. The company is developing a line of variously shaped targets and is still at the test marketing stage of its business. Some of the targets are designed to knock-down and others to knock-down and spring back up when struck by a bullet. Others wiggle when struck by a bullet. The market for these targets now appears to be very small but may increase if their safety factor over steel targets dictates their use. The company has not advertised these targets for more than a year. Should circumstances indicate that the company should go beyond test marketing of these targets, the company would have to obtain capital for advertising, manufacture and inventory. At this time the Company does not have the capital necessary for any of the foregoing and does not know whether it will be able to raise such capital, if necessary, or whether, if it could raise the capital, it can do so on terms favorable to the Company that would make it feasible to risk the capital in an attempt to increase its sales.

Shoothru, Inc., a New Jersey corporation, was acquired by the Company in March, 1998. Shoothru, Inc. developed and designed a small product line of self-sealing targets. The operations of Shoothru, Inc. are now conducted by Safari Target Corporation.

On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson(R) brand name in the United States, its possessions and Canada. The term of the license was from January 1, 1998 to June 30, 2001 and was extended to June 30, 2003. On January 12, 1998, the License was amended by adding recoil pads for firearms effective January 1, 1998. On May 18, 1999, the License was further amended to include targets for firearms effective January 1, 1998. The license had an expiration date of June 30, 2003. During fiscal year 2003, none of these licenses with Smith & Wesson(R) Corporation were not renewed and the Company no longer sells any Smith & Wesson(R) branded products.

On February 3, 2002, the Company leased a plant in Greenwood, Indiana in which to produce Molecuthane(TM) products. (See: Part 1, Item 2. Description of Property). Molecuthane(TM) is a multi layered synthetic material designed by the Company to protect individuals and objects from injury, discomfort and damage caused by kinetic force. The material is formulated to give the ultimate protection required for each specific application. Using molecular cross-linking, separate layers of Molecuthane(TM), each layer formulated to achieve a defined result, are joined together into one unit. In effect, the unit is a system because of the integrated action of each layer with the other layers. The Company filed a trade mark application with the United States Patent and Trademark Office designating the material as Molecuthane(TM). The material's primary use is to protect against injury and discomfort whenever kinetic force from an impact or vibration resulting from an impact can cause injury or discomfort to an individual or damage to property. During fiscal year 2003, the Company discontinued operations out of the plant in Greenwood, Indiana. Because of lack of capital, the Company has stopped further work on the development of Molecuthane(TM) products.

In November, 2001, the Company granted Archangel International, Inc., exclusive distribution of its Molecuthane(TM) body armor inserts. The purpose of the inserts is to prevent injury to the wearer of a bullet proof vest if struck by a bullet that does not penetrate the vest as this can cause blunt force trauma injuries. The distribution agreement provided in substance that commencing with the date that the Company is in production of the Molecuthane(TM) body armor inserts, Archangel International, Inc., will distribute $10 million in the inserts during the first year of production with an increase of ten (10%) percent in each of the remaining two years of the agreement. In the event that Archangel International fails to meet its minimums, the Company had the option of terminating the distribution agreement. The Company is not in production of its Molecuthane(TM) body armor inserts at this time. During fiscal year 2003, the Company terminated its distribution agreement with Archangel International, Inc. Also, because of lack of capital the Company is not now attempting to develop inserts for bullet proof vests.

ITEM 2. DESCRIPTION OF PROPERTY.

The principal office and plant of the Company and its wholly owned subsidiaries is located at 64 Edson Street, Amsterdam, New York. It is the location where Safari Camera Corporation reloads single-use (disposable) cameras, inventories and from which its ships the products produced and distributed by the Company and its wholly owned subsidiaries. The entire building is occupied by the Company and its wholly owned subsidiaries. The building had been owned by Safari Enterprises, Inc. with a mortgage held by the Amsterdam Industrial Development Agency, which foreclosed upon the building for non payment of the mortgage. A foreclosure sale was held on October 26, 2000, and Safari Associates, Inc., was the high bidder at said sale, bidding $91,968.56. On December 22, 2000, the Company closed pursuant to the terms of its bid and acquired title to the premises on December 22, 2000. On May 18, 2001, the Company sold the premises to Tony Courtney and Craig Walls for $92,000 and entered into a ten year leaseback with an option to purchase. The monthly rental is $1,141.82 plus real estate and other taxes applicable to said premises. The Company has an option to buy back the premises.

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

On December 31, 2001, Craig Walls, who, at the time was the sole owner of United States Patent No. 6,003,609, bearing date December 21, 1999, did assign said Patent to the Company. The assignment was filed with the United States Patent and Trademark Office on or about February 26, 2002. The Patent covers a fire safety device for controlling the spread of fire in a structure. The invention comprises a base plate, a smoke detector, a syringe, and a cover. The syringe has a reservoir containing a fire retardant chemical. A motor maintains a plunger assembly in position and a spring is loaded behind the plunger. The syringe also has a nozzle in open communication with a supply line, which is in open communication to the reservoir. When a sufficiently high ambient temperature is reached, the motor is activated, releasing the piston rod and allowing the coil spring to urge the plunger toward the other end of the syringe and forcing the fire-retardant chemical from the nozzle. When smoke is present, the smoke detector sounds an audible alarm. The Company filed a Trademark Application for the name Flame Tame with the United States Patent and Trademark office. During fiscal year 2003, the Company had a working prototype made of the Flame Tame in the Czech Republic. After testing the prototype, it was decided to make certain modification to the unit. Many modifications were made during fiscal year 2003 and continue to be made. The Company has decided to devote most of its efforts to complete the development of the Flame Tame.

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

ITEM 3. LEGAL PROCEEDINGS.

      NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Proxy Statement pursuant to Section 14(A) of the Securities Act of 1934 was filed with the United States Securities and Exchange Commission on February 25, 2003. Pursuant to said Proxy Statement a meeting of the stockholders of the Company was held on March 17, 2003 at No. 13 Eastbourne Drive, Spring Valley, NY at 10:00A.M. A majority of the stockholders of record as of the close of business on February 19, 2003 attended said meeting either personally, by proxy or by mailing in their vote. A quorum was present as required by the Certificate of Incorporation and By-Laws of the Company. At the meeting a majority of the stockholders voted in favor of adopting an amendment to the Articles of Incorporation to effect a reverse stock split in which each common shareholder would receive one share for each ten (1:10) shares owed immediately prior to the adoption of the amendment and elected four directors to serve for the ensuing year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Market Information

The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board maintained the National Association of Securities Dealers under the symbol "SFAR". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

The following table sets forth the quarterly quotes of high and low prices for the Company's Common Stock on the OTC Bulletin Board during the fiscal years 2002 and 2003.

Fiscal 2003                                                 High            Low

March 31, 2003                                             $ 0.15         $ 0.05
(After a 1 for 10 reverse split)
June 30, 2003                                              $ 1.25         $ 0.26
September 30, 2003                                         $ 0.26         $ 0.28
December 31, 2003                                          $ 0.26         $ 0.25

Fiscal 2002                                                 High            Low

March 31, 2002                                             $ 0.36         $ 0.32
June 30, 2002                                              $0.235         $ 0.21
September 30, 2002                                         $ 0.07         $0.055
December 31, 2002                                          $0.054         $0.048

The source of this information for fiscal year 2002 is Bloomberg Quotation Services and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. The source of this information for fiscal year 2003 is trading information as reported by the
National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

      (b) Holders

As of December 31, 2002, there were approximately 282 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

      (c) Dividends

The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

      (d) Recent Sales of Unregistered Securities.

During the two years, the Company sold restricted shares of its $0.001 par value Common Stock without registering the securities under the Securities Act of 1933, as amended.

During January, 2002, Morton Berger converted his loan plus additional funds for a total of $18,000 into 128,000 shares of restricted common stock.

Also, during January, 2002, one of the Company's note holders converted his note plus interest accrued on the note for a total of $5,500 into 20,000 restricted shares of the Company's Common Stock. The conversion and issuance is considered exempt by reason of Section 4(2) of the Securities Act of 1933, as amended.

In March, 2002, the Company issued 298,872 shares of its restricted Common Stock to four (4) individual investors for total proceeds of $37,000.00. The individuals each executed an investment letter upon which the Company relied to establish that the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transactions and no commission was paid. The proceeds were used for working capital.

In December, 2002, the Company issued a total of 1,549,180 shares of its restricted Common Stock to three investors, Henry Steeneck, Stephen Steeneck and
J. James Bruno II, for a total of $37,000. The investors executed investment letters upon which the Company relied to establish that the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transactions and no commissions were paid. The proceeds were used for working capital.

On January 23, 2003, the Company issued 350,000 shares of its restricted Common Stock to Stephen Steeneck at $0.035 per share for a total of $12,250.00. Mr. Steeneck executed an investment letter which the Company relied upon to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

On January 24, 2004, the Company issued 350,000 shares of its restricted Common Stock to Henry Steeneck at $0.035 per share for a total of $12,500.00. Mr. Steeneck executed an investment letter which the Company relied upon to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

All of the above transactions took place prior to a ten for one reverse split of the Company's Common Stock that became effective on March 17, 2003 and do not reflect the reverse split.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Revenue for the year ended December 31, 2003 was $102,553, a decrease of $29,820 or 22.5% from the year ended December 31, 2002. There were several factors that contributed to this decrease. The Company, being short on funds, concentrated primarily on selling the Smith and Wesson cameras sold to law enforcement agencies which generate a profit margin greater than selling to private label distributors. In general, the weakness of the economy especially in the travel and leisure industry where the Company sells the majority of its single use cameras also decreased. The Company has not invested any resources towards the production and sale of targets and recoil pads; therefore those sales were minimal.

Cost of sales for the year ended December 31, 2003 was 66.9% of revenues resulting in a gross profit of 33.1%, an improvement from the year ended December 31, 2002 where the gross loss was 7.8%. The Company has reduced labor costs by purchasing assembled single use cameras from another manufacturer and then packaging and shipping the products. Until that time when the volumes increases sufficiently to produce the single use cameras more profitably, the Company will continue to purchase assembled single use cameras.

Total operating expenses for the year ended December 31, 2003 were $299,163, a decrease of $99,583 from the year ended December 31, 2002. General and administrative expenses decreased by approximately $113,626. The major categories of decreases were; legal expenses, which decreased by $31,000; consulting fees decreased by approximately $12,000 and rent expense decreased by approximately $12,000. Research and development expenses for the year ended December 31, 2003 were $17,014, a decrease of $40,736. The decrease was attributed to the lack of funds to continue the development of molecuthane(R).

During 2003, the Company wrote off goodwill of $21,883 associated with the purchase of Shootru Inc., which the Company determined that the carrying value of the asset may not be recoverable. In addition, the Company wrote off the value of an option to repurchase the facilities in Amsterdam, New York due to the lack of funds and interest in reacquiring the facilities.

Interest expense for the year ended December 31, 2003 was $46,930, a decrease of $5,304 over the year ended December 31, 2002 due to the assumption of liabilities by one of the stockholders on which interest was being charged.

Liquidity and Capital Resources

As of December 31, 2003, the current liabilities exceeded the current assets by approximately $563,000. The Company has primarily relied on the proceeds of private placements to fund operations and the issuance of common stock for certain consulting and professional services.

The Company is currently exploring different methods of raising additional equity capital through a private placement or other means. There is no assurance that the Company will be successful in its efforts to raise additional equity capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

Management believes that its asset, the Flame Tame(TM) is its most viable asset upon which to build the future of the Company. During the past two years, the Company has had two different working prototypes of the Flame Tame(TM) manufactured and tested. Although the Company is satisfied with the operation of the second prototype it is now designing a third prototype that will incorporate certain aesthetic and functional modifications that it believes will potentially increase its market and reduce its projected manufacturing costs. Management believes that its United States patent gives the Flame Tame(TM) broad United States protection against another company duplicating the device and competing with the Company. However, even after the completion of the third working prototype, further intensive testing will be necessary before this product will be ready for manufacture and distribution. Approvals of independent testing laboratories may be required before the product can be brought to market. The Company lacks the necessary capital to complete the third prototype and is seeking capital that is required for its completion. There is no assurance that the Company will be able to raise the necessary capital and if it is able to raise said capital it will be on terms favorable to the Company. Should the Company raise the capital necessary to complete the third prototype, it does not have the capital required for the intensive testing it will require. The Company is not now seeking that capital and does not know whether it will be able to raise that capital when required. Management knows that should the Flame Tame(TM) pass all of its preproduction tests, it does not have the capital for production or marketing of the product and has not established a plan to seek the required capital.

ITEM 7. FINANCIAL STATEMENTS.

The information required by this item is incorporated by reference to pages F-1 through F-12 of this annual report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

                                                              Year First Became
Name                   Age    Position With Company          Director or Officer
----                   ---    ---------------------          -------------------

Morton Berger          73     President/CFO/Director                1986

Lillian Berger         71     Secretary/Treasurer/Director          1986

Stephen Steeneck       35     Chief Executive Officer/Director      2002

Michael A. Konecny     46     Director                              2003

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

STEPHEN STEENECK- He has been Chief Executive Officer since November of 2002, having been appointed by the Board of Directors. In late 1999, Stephen founded Lee Franklin Group, LLC, an investment and public relations advisory company. Previously, from November 1998 through 2000, Stephen was partner and co-owner of Triple SSS Systems, an investment-banking firm. From October of 1996, through November of 1998, Stephen worked as a licensed stockbroker for A.G. Edwards & Sons, Inc. He has Extensive Training in Product Knowledge of Mutual Funds, Private Money Management, and Unit Investment Trusts, with experience with stocks, bonds, options, Initial Public Offerings, investment banking, and corporate finance. Prior to A.G. Edwards, Stephen was with Gilford Securities working in a similar capacity. Stephen holds an Associate in Applied Science Degree in Business Administration and Management from Westchester Community College, December 1987. He has attended C.U.N.Y. Baruch College in New York, where he has completed courses in Finance, Investments and Economics. The current Board has nominated Mr. Steeneck to sit on our Board.

MICHAEL A. KONECNY- He was elected to the Board of Directors of the Company in March, 2003. Mr. Konecny has over twenty years experience in management and consulting. From 1997 through the present he has served a President and Director of Bulls and Bears, Inc. Previously, from 1996 through 1998, he was Chief Executive Officer of Capital York, Inc. He holds a Bachelor of Science and Engineering from the New York Institute of Technology, 1979.

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

During the final two months of 2002, Stephen Steeneck deferred his compensation. To date, the Company has not entered into an employment contract with Mr. Steeneck.

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

                 Name and Address of       Amount and Nature (1)      Percent
Title of Class     Beneficial Owner         Of Beneficial Owner     of Class(2)
--------------     ----------------         -------------------     -----------

Common          Lillian Berger (3)
                13 Eastbourne Drive
                Spring Valley, NY10977             415,415              27.97%

Common          Morton Berger (4)
                13 Eastbourne Drive
                Spring Valley, NY 10977             45,315               3.05%

Common          Henry Steeneck                     110,000               7.40%
                2676 Old Yorktown Road
                Yorktown Heights, NY 10598

Common          Stephen Steeneck   (5)             110,000               7.40%

                2676 Old Yorktown Road
                Yorktown Heights, NY 10598

                Michael Konecny                        -0-                -0-
                15 Constitution Drive
                Leonardo, NJ 07737
                -----------------------
                Includes all Officers and
                Directors of the Company
                As a group (2 persons)(6)          680,730              45.82%

(1) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant options, warrants, rights, conversion privileges or similar obligations.

(2) Based upon 1,485,034 shares outstanding, plus the amount of shares each person or group has the Right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar Obligations.

(3)   Lillian Berger is Secretary-Treasurer and a director of the Company.

(4)   Morton Berger is President and a director of the Company.

(5) Stephen Steeneck is the Chief Executive Officer of the Company and a Director of the Company.

(6) Stephen Steeneck and Michael Konecny were elected to the Board of Directors by a vote of a majority of the Shareholders at the Company's annual meeting on March 28, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Index to Financial Statements PAGE

         Report of Independent Certified
            Public Accountant.                                              F-1

         Consolidated Balance Sheet as of
            December 31, 2002.                                              F-2

         Consolidated Statement of Operations for the
            Years ended December 31, 2002 and 2001.                         F-3

         Consolidated Statement of Stockholders' (Deficit)
            for the Years ended December 31, 2002 and 2001.                 F-4

         Consolidated Statement of Cash Flows for the Years
            Ended December 31, 2002 and 2001.                               F-5

         Notes to Financial Statements.                                  F-6-12

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Safari Associates, Inc.
                                        (Registrant)


                                        By /s/ Morton Berger
                                          --------------------------------------
                                          MORTON BERGER, PRESIDENT

         Date: March 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 23, 2004                    By: /s/  Morton Berger
                                           -------------------------------------
                                           Morton Berger  Director


Date: March 23, 2004                    By: /s/  Lillian Berger
                                           -------------------------------------
                                           Lillian Berger, Director



Date: March 23 2004                     By: /s/  Stephen Steeneck
                                           -------------------------------------
                                           Stephen Steeneck, Director

INDEPENDENT  AUDITOR'S  REPORT

To the Board of Directors and Stockholders
Safari Associates, Inc.
Amsterdam,  NY

I have audited the accompanying consolidated balance sheets of Safari Associates, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements on my audits.

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

In my opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Safari Associates, Inc. and Subsidiaries at December 31, 2003 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with generally accepted accounting principles.

The accompanying Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the Financial Statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 11. The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Sanford Feibusch, CPA, P.C.

Monsey , New York
March 22, 2004

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                ASSETS
                                                                        2003
CURRENT ASSETS:
Cash                                                                $     1,542
Accounts Receivable                                                       2,351
Inventory                                                                23,752
Prepaid Expenses                                                         49,567
         Total Current Assets                                            77,212
PROPERTY, PLANT AND EQUIPMENT:
Net of accumulated depreciation of $33,412                                9,720
OTHER ASSETS:
Other Assets                                                             26,671

         Total Assets                                               $   113,603

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Notes Payable                                                       $    15,000
Accounts Payable                                                        273,684
Payroll and Other Taxes Payable                                          27,230
Accrued Expenses                                                        323,924
         Total Current Liabilities                                      639,838
OTHER LIABILITIES:
Convertible Notes Payable                                               505,500
Loan -Stockholders                                                      145,162
         Total Other Liabilities                                        650,662
         Total Liabilities                                            1,290,500
Commitments and Contingencies - Note 10
STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 1,485,034 shares                                           1,485
Additional Paid-in Capital                                            1,980,474
Retained (Deficit)                                                   (3,158,856)
         Total Stockholders (Deficit)                                (1,176,897)
         Total Liabilities and Stockholders' (Deficit)              $   113,603

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003            2002

Revenue                                             $   102,553     $   132,373
Cost of Sales                                            68,618         142,763
Gross Profit                                             33,935         (10,390)

OPERATING EXPENSES:
Selling Expenses                                         17,805          24,909
General and Administrative Expenses                     202,461         316,087
Write off of Goodwill                                    21,883              --
Write off option to repurchase property                  40,000              --
Research and Development Costs                           17,014          57,750
         Total Operating Expenses                       299,163         398,746

Net (Loss) from Operations                             (265,228)       (409,136)

Interest Expense                                        (46,930)        (52,234)

Net (Loss) before Provision For Income Taxes           (312,158)       (461,370)

Provision for Income Taxes                                   --              --

         Net (Loss)                                 $  (312,158)    $  (461,370)

Net (Loss) Per Common Share                         $      (.21)    $      (.50)

Weighted Average Shares Outstanding                   1,478,274         919,851

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                 CONSOLIDATED STATEMENT STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                          Common Stock                   Additional
                                                         Par Value $.001                   Paid-In            Retained
                                                    Shares              Amount             Capital            (Deficit)
Balance January 1, 2002                            9,331,712         $     9,332         $ 1,640,361        $(2,385,328)

Shares issued for consulting services              1,450,000               1,450             101,550
Shares issued by private placement                 2,848,051               2,848             165,397
Shares issued conversion
Shares issued conversion of note and loan            148,000                 148              23,352
Net (Loss) for the year
   Ended December 31, 2002                                --                  --                  --           (461,370)

Balance December 31, 2002                         13,777,763              13,778           1,930,660         (2,846,698)

Shares issued for consulting services                372,024                 372              12,649
Shares issued by private placement                   700,000                 700              23,800
Reverse stock split (1 for 10)                   (13,364,753)            (13,365)             13,365
Net (Loss) for the year
   Ended December 31, 2003                                                                                     (312,158)
                                                 -----------         -----------         -----------
Balance December 31, 2003                          1,485,034         $     1,485         $ 1,980,474        $(3,158,856)

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                            2003              2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                         $(312,158)        $(461,370)
Adjustment to Reconcile Net Income (Loss)
   to net cash used in operating activities:
      Depreciation and Amortization                           8,263             6,843
      Write off of goodwill                                  21,883                --
      Write off of option to repurchase property             40,000                --
      Stock issued for services                              13,021           103,000
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                        4,612             5,187
   Inventory                                                  4,025            28,315
   Prepaid Expenses and Other Assets                         21,743            14,393
Accounts Payable                                            (10,968)              238
Payroll and Other Taxes Payable                              (1,099)            4,619
Accrued Expenses                                            118,730           124,117

         Net Cash Used in Operating Activities              (91,948)         (174,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, Plant and Equipment                                    --            (7,885)
         Net Cash Used in Investing Activities                   --            (7,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                     24,500           168,245
Loans Stockholder                                            49,022            24,009
         Net Cash Provided by Financing Activities           73,522           192,254

Net Increase (Decrease) in Cash                             (18,426)            9,711

Cash - Beginning of Year                                     19,968            10,257

Cash - End of Year                                        $   1,542         $  19,968

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 1  - DESCRIPTION OF BUSINESS

Safari Associates, Inc. (the "Company"), a Utah Corporation was incorporated on July 30, 1980. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactures recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson(R) Cameras, sells recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson(R) Targets, to manufacture and sell targets. In March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets. During 2003, the Company decided not to renew its license with Smith & Wesson Corporation and in doing so discontinued using the name of Smith & Wesson(R) on its products

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

INTANGIBLES

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized using the straight-line method over 15 years. Effective to the issuance of FASB No. 144, the Company discontinued amortizing goodwill. The Company follows Statement of Financial Accounting Standard No. 121, Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

NOTE  3  -  OTHER ASSETS

Other assets include the following:
Prepaid consulting                                                       $23,151
Trademarks                                                                 1,115
Security deposits                                                          2,405
                  Total                                                  $26,671

Prepaid consulting expense arose from two issuances totaling 500,000 restricted shares of the Company's common stock valued at $79,000 which is being amortized over the life of the contract. The shares issued were fully vested upon the execution of the contract.

NOTE  4  -  INCOME TAXES

There is no provision for federal or state income taxes for the years ended December 31, 2003 and 2002 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 30, 2003 and 2002 consist of the following:

                                                          2003             2002

         Net Operating Loss Carryforward           $ 1,165,000      $ 1,040,000

         Property and Equipment                          2,500            3,000

                                                     1,167,500        1,043,000

         Valuation Allowance                        (1,167,500)      (1,043,000)

                                                          $-0-             $-0-

As of December 31, 2003, the Company has a net unused operating loss carryforward of approximately $2,900,000, which expire in various years from 2003 through 2023.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

On August 9, 2001, the Company and three individuals agreed to convert a total of $460,000 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes. The convertible notes are for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003.The notes are convertible into restricted shares of common stock at a conversion rate of $.25 per share. The notes have been extended on a month to month basis by mutual consent of the parties.

NOTES PAYABLE

The Company borrowed a total of $15,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month-to-month basis by mutual consent of the parties.

NOTE 6 - GOODWILL

As of December 31,2003, the Company determined that Goodwill which had been recorded when the acquired Shootru Inc. was no longer recoverable and therefore the Company recorded a charge to income of $21,883, that being the value of the goodwill prior to the charge.

NOTE 7 - OPTION TO REPURCHASE PROPERTY

As of December 31, 2003, the Company determined that they no longer had the ability and that they no longer needed to reacquire the premises on which it had an option. The option allowed the Company to reacquire the property for $92,000 any time prior to June 19,2004. As a result, the Company has recorded a charge to income of $40,000, which was the value of the 200,000 restricted shares of common stock issued for the option.

NOTE 8 - LOAN STOCKHOLDERS

During 2002, Mrs. Lillian Berger, a major stockholder and Secretary/Director of the Company loaned the Company a total of $23,048. During 2003, Mrs. Berger loaned the Company an additional $3,622 and personally assumed $73,092 of liabilities which were previously owed by the Company. At December 31, 2003 the total amount due to Mrs. Berger was $99,762.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 8 - LOAN STOCKHOLDERS (CONTINUED)

During 2003, Mr. Stephen Steeneck, the Chief Executive Officer ("CEO)/ Director of the Company loaned to the Company a total of $45,000 which has been used for working capital.

NOTE 9 - COMMON STOCK

On March 17, 2003, the shareholders of the Company approved an amendment to the Articles of Incorporation to effect a reverse stock split in which each holder of common stock would receive one share for each 10 shares held prior to the adoption of the amendment. All share amounts in the financial statements have been restated to reflect this reverse stock split.

On January 23, 2002, the Company signed a Consulting and Marketing Licensing Agreement with Mr. Mark Neuhaus. The agreement provides for Mr. Neuhaus to promote and develop a market for the Company's products and services. The agreement gives Mr. Neuhaus a nonexclusive license to use the licensed trademarks of the Company on the consultants racing car, racing equipment and clothing. In accordance with the Consulting and Marketing licensing Agreement, which included a stock option plan, the Company filed an S-8 Registration Statement on January 30,2002 registering 400,000 shares of Common Stock into which the stock options could be exercised for an exercise price of $1.50 per share, or at the lowest sales price 30 days prior to exercising the option. In February 2002, Mr. Neuhaus exercised an option for 33,333 shares of common stock and paid the Company $50,000.

In March 2002, Mr. Neuhaus exercised another option for an additional 66,667 shares of the Company's common stock for which the Company received $50,000.

On January 30, 2002, the Company filed a Form S-8 Registration Statement in connection with a newly established Consultants Compensation Plan. The Company registered a total of 75,000 shares of its Common Stock, which, in accordance with the Plan, may be issued upon authorization of the Board of Directors and Plan administrator to eligible consultants. In February, the Company issued a total of 18,000 shares of Common Stock pursuant to the Plan, valued at $1.50 per share, to a consultant in exchange for legal services.

During January 2002, Mr. Morton Berger converted his loan plus additional funds for a total of $18,000 into 12,800 shares of restricted common stock.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 9-COMMON STOCK (CONTINUED)

During January 2002, one of the note holders converted his note plus interest accrued on the note for a total of $5,500 into 2,000 restricted shares of the Company's common stock.

In March 2002, the Company issued 29,887 restricted shares of common stock to four individuals for a total of $31,087. In June, 2002, the Company issued 35,000 shares of common stock pursuant to the Company's Consultant Compensation Plan for research and development costs valued at $1.00 per share.

In July, 2002, the Company issued 50,000 shares of common stock pursuant to the Company's Consultant Compensation Plan for financial services valued at $.30 per share

In December 2002, the Company issued a total of 154,918 shares of restricted shares to tow investors for total proceeds of $37,000.

On January 23, 2003, the Company issued 35,000 restricted shares of common stock to Mr. Stephen Steeneck "CEO" of the Company at $.35 per share for a total of $12,500.

On January 24, 2003, the Company issued 35,000 restricted shares of common stock to Mr. Henry Steeneck "CEO" of the Company at $.35 per share for a total of $12,500. The proceeds from issuance of common stock were used for working capital.

On January 24, 2003, the Company issued 37,202 restricted shares of common stock for professional services valued at $.35 per share or $13,021.

NOTE 10-COMMITMENTS & CONTINGENCIES

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

The original license which expired on January 30, 2001 was extended for an additional three years and the minimum annual royalty for all three licenses was $10,000 per year. During fiscal 2003, the Company decided not to renew its license with the Smith & Wesson Corporation and is now selling its products under the Safari name.

LEASE

In June 19, 2001, the Company entered into an oral month-to-month lease of the facilities at 64 Edson Street in Amsterdam, New York. The lease requires the Company to pay a monthly rental of $1,057.82 plus all real estate taxes, insurance, and maintenance costs on the premises.

NOTE 11  - GOING CONCERN

The Company has experienced operating loss since inception and has a retained deficit as of December 31, 2003 of approximately $3,159,000. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has funded research and development costs that have gone into the design and production of a line of self-sealing reactive targets and recoils pads.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

NOTE 11  - GOING CONCERN (CONTINUED)

During the year ended December 31, 2003, the Company recorded a loss of $312,158. Approximately $13,000 of the loss was funded by the issuance of common stock for services. The Company wrote off goodwill and the option to repurchase property, which totaled $61,883. The issuance of restricted common stock and loans from a stockholder provided an additional $24,500. The balance of the loss was funded by the increase in liabilities and decrease in assets.

The Company is currently exploring different methods of raising additional equity capital through a private placement or other means. There is no assurance that the Company will be successful in its efforts to raise additional equity capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

NOTE 12  - SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT

                                                             2003         2002
         Cash Paid During the Period For:
            Interest                                         $--        $11,834