Form 10QSB
period 2004-03-31
SAFARI ASSOCIATES INC
filed 2004-05-13
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                        Commission file number 0 - 30215
                                               ---------
                             SAFARI ASSOCIATES, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             UTAH                                              87-9369569
-------------------------------                          --------------------
(STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

                   64 EDSON STREET, AMSTERDAM, NEW YORK 12010
                   ------------------------------------------
                    (Address of principal executive offices)

                                (518) 842 - 6500
                               -------------------
                           (Issuer's Telephone Number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|.

As of May 10, 2004 1,484,978 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                  PAGE
PART  I  -  FINANCIAL INFORMATION

         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of March 31, 2004               3

                  -  Consolidated Statement of Income for the three
                     months ended March 31,2004 and 2003                           4

                  -  Consolidated Statement of Cash Flows for the three
                     months ended March 31,2004 and 2003                            5

                  -  Notes to Consolidated Financial Statements.                  6-9

         Item 2 - Management's Discussion and Analysis

                      Or Plan of Operations.                                     10-11


  PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.                                               11

         Item 2 - Changes in Securities and Use of Proceeds.                       11

         Item 3 - Default upon Senior Securities.                                  11

         Item 4 - Submission of Matters to a Vote of Security Holders.             11

         Item 5 - Other Information.                                               11

         Item 6 - Exhibits and Reports on Form 8-K.                                11


SIGNATURES                                                                         11

                         PART I - FINANCIAL INFORMATION

                             SAFARI ASSOCIATES, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2004

                                     ASSETS
                                     ------
                                                                   2004
CURRENT ASSETS:                                                 (UNAUDITED)
                                                               ------------
Cash                                                           $      2,741
Accounts Receivable                                                   3,575
Inventory                                                            23,385
Prepaid Expenses                                                     48,106
                                                               ------------
         Total Current Assets                                        77,807
                                                               ------------

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $35,001                            8,130
                                                               ------------
OTHER ASSETS:
Other Assets                                                         22,721
                                                               ------------

         Total Assets                                          $    108,658
                                                               ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                                               ------------
CURRENT LIABILITIES:
Cash Overdraft                                                 $      1,202
Notes payable                                                        15,000
Accounts Payable                                                    277,694
Payroll and Other Taxes Payable                                      27,230
Accrued Expenses                                                    352,859
                                                               ------------
         Total Current Liabilities                                  673,985
                                                               ------------

OTHER LIABILITIES:
                                                               ------------
Loan Stockholders                                                   158,024
Convertible Notes Payable                                           505,500
                                                               ------------
         Total Other Liabilities                                    663,524
                                                               ------------
         Total Liabilities                                        1,337,509
                                                               ------------
Commitments and Contingencies - Note 7

STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   Outstanding 1,484,978 shares                                       1,485
Additional Paid-in Capital                                        1,980,474
Retained (Deficit)                                               (3,210,810)
                                                               ------------
         Total Stockholders' (Deficit)                           (1,228,851)
                                                               ------------

         Total Liabilities and Stockholders' (Deficit)         $    108,658
                                                               ============

                             SAFARI ASSOCIATES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE THREE ENDED MARCH 31, 2004 AND 2003

                                                                      2004           2003
                                                                   -----------    -----------
                                                                   (UNAUDITED)    (UNAUDITED)
Revenue                                                            $     8,265    $    25,517
Cost of Sales                                                            7,958         17,846
                                                                   -----------    -----------
Gross Profit                                                               307          7,671
                                                                   -----------    -----------


OPERATING EXPENSES:

Selling Expenses                                                         1,390          9,309
General and Administrative Expenses                                     33,986         75,809
Research and Development Costs                                           6,450          4,575
                                                                   -----------    -----------

         Total Operating Expenses                                       41,826         89,693
                                                                   -----------    -----------

Net (Loss) from Operations                                             (41,519)       (82,022)

Interest Expense                                                        10,435         13,340
                                                                   -----------    -----------

Net (Loss) before Provision for Income

 Taxes                                                                 (51,954)       (95,362)
Provision for Income Taxes                                                  --             --
                                                                   -----------    -----------

Net (Loss)                                                         $   (51,954)   $   (95,362)
                                                                   ===========    ===========


Net (Loss) Per Common Share                                        $      (.03)   $      (.07)
                                                                   ===========    ===========


Weighted Average Shares Outstanding                                  1,484,978      1,457,581
                                                                   ===========    ===========

                             SAFARI ASSOCIATES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                       2004          2003
                                                                   -----------    -----------
                                                                   (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                  $   (51,954)   $   (95,362)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:

      Depreciation and Amortization                                      1,590          1,681
      Services provided for common stock                                    --         13,021
Changes in Operating Assets & Liabilities:

   Accounts Receivable                                                  (1,224)         4,118
   Inventory                                                               367         (1,539)
   Prepaid Expenses and Other Assets                                     5,411            253
Accounts Payable                                                         4,010          1,094
Accrued Expenses                                                        28,935         27,935
                                                                   -----------    -----------

         Net Cash Used in Operating Activities                         (12,865)       (48,799)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of Common Stock                                                    --         24,500
Cash Overdraft                                                           1,202             --
Loans Stockholder                                                       12,862          7,997
                                                                   -----------    -----------

         Net Cash Provided by Financing Activities                      14,064         32,947
                                                                   -----------    -----------

Net Increase (Decrease) in Cash                                          1,199        (16,302)

Cash - Beginning of Period                                               1,542         19,968
                                                                   -----------    -----------

Cash - End of Period                                               $     2,741    $     3,666

Supplemental Disclosure to Cash Flow Statement

Common Stock issued for services                                                  $    13,021

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2004.

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

                             SAFARI ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ESTIMATES AND ASSUMPTIONS

Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets ,liabilities, revenue, and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates

NOTE  3  -  OTHER ASSETS

Other assets include the following:

Prepaid consulting                                                  $  19,201
Trademarks                                                              1,115
Security deposits                                                       2,405
                                                                    ---------
                  Total                                             $  22,721
                                                                    =========


NOTE  4  -  INCOME TAXES

There is no provision for federal or state income taxes for the three months ended March 31, 2004 and 2003 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 30, 2003 and 2002 consist of the following:

                                                          2003          2003
                                                      -----------    ---------
            Net Operating Loss Carryforward           $ 1,180,000    $1,080,000
            Property and Equipment                          2,000         3,000
                                                      -----------   ----------
                                                        1,182,000    1,083,000
            Valuation Allowance                        (1,182,000)  (1,083,000)
                                                      -----------   ----------
                                                      $       -0-   $    - 0 -
                                                      ===========   ==========

As of December 31, 2003, the Company has a net unused operating loss carryforward of approximately $2,900,000, which expire in various years from 2003 through 2023 . NOTE 5 - NOTES PAYABLE CONVERTIBLE NOTES PAYABLE On December 20, 2000, one of the creditors of the Company agreed to receive a note from the Company in the amount of $45,000 payable on December 19, 2002, together with interest thereon at the rate of 8% per annum. Commencing one year from the date of the note, the creditor may convert any portion of the note into restricted share of common stock in the Company at a conversion rate of $.15 per share. The note has been extended on a month-to-month basis by mutual consent of the parties.

                             SAFARI ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  NOTES PAYABLE(CONTINUED)

On August 9, 2001, the Company and three individuals agreed to convert a total of $460,500 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes. The convertible notes are for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003.The notes are convertible into restricted shares of common stock at a conversion rate of $.25 per share. The notes have been extended on a month to month basis by mutual consent of the parties.

NOTES PAYABLE

The Company borrowed a total of $15,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 10% per annum. The notes have been extended on a month-to-month basis by mutual consent of the parties.

NOTE 6 LOAN STOCKHOLDERS

During 2002, and 2003 Mrs. Lillian Berger, a major stockholder and Secretary/Director of the Company loaned the Company a total of $99,762. During the quarter ended March 31, 2004, Mrs. Berger loaned the Company an additional $2,862. At March 31, 2004 the total amount due to Mrs. Berger was $102,624.

During 2003, Mr. Stephen Steeneck, the Chief Executive Officer ("CEO)/ Director of the Company loaned to the Company a total of $45,000 which has been used for working capital. During the quarter ended March 31, 2004, Mr. Steeneck loaned the Company an additional $10,400. At March 31, 2004 the total amount due to Mr. Steeneck was $55,400.

NOTE 7 COMMON STOCK

On March 17, 2003 , the shareholders of the Company approved an amendment to the Articles of Incorporation to effect a reverse stock split in which each holder of common stock would receive one share for each 10 shares held prior to the adoption of the amendment. All share amounts in the financial statements have been restated to reflect this reverse stock split.

On January 23, 2003, the Company issued 35,000 restricted shares of common stock to Mr. Stephen Steeneck at $.35 per share for a total of $12,500.

On January 24, 2003, the Company issued 35,000 restricted shares of common stock to Mr. Henry Steeneck at $.35 per share for a total of $12,500. The proceeds from issuance of common stock were used for working capital.

On January 24, 2003, the Company issued 37,202 restricted shares of common stock for professional services valued at $.35 per share or $13,021.

                             SAFARI ASSOCIATES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-COMMITMENTS & CONTINGENCIES
EMPLOYMENT AGREEMENT

On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year-to-year basis. Compensation shall be paid at the rate of $52,000 per year.

LEASE

In June 19, 2001, the Company entered into an oral month-to-month lease of the facilities at 64 Edson Street in Amsterdam, New York. The lease required the Company to pay a monthly rental of $1,057.82 plus all real estate taxes, insurance, and maintenance costs on the premises. The owner of the property is in the process of attempting to sell the facilities. All net proceed exceeding $91,000 (after deducting for closing costs and any tax adjustments) will be paid to the Company at closing. If the proceeds do not exceed $91,000, the Company will be released from paying any alleged arrears for rent and real estate taxes.

NOTE 9 - GOING CONCERN

The Company has experienced operating loss since inception and has a retained deficit as of March 31, 2004 of approximately $3,210,000. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has funded research and development costs that have gone into the design and production of a line of self-sealing reactive targets and recoils pads.

For the quarter ended March 31, 2004, the Company recorded a loss of $51,954. The loss was funded by loans from stockholders providing $13,262.The balance of the loss was funded by the increase in liabilities and decrease in assets.

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

Revenue for the three months ended March 31,2004 was $8,265 a decrease of $17,252 or 67.6% from the three months ended March 31, 2003. The decrease was entirely due to a decrease in production and shipment of recycled single use disposable cameras. Production was limited due to cash restrictions and the availability of recyclable shells. The cost of sales for the three months ended March 31,2004 was $7,958, a decrease of $9,888 or 55.4% from the three months ended March 31,2003.Cost of sales for the three months ended March 31,2004 was 96.3% of sales compared to 69.9% for the three months ended March 31,2003.. In the three months ended March 31,2004 the Company was able to generate a minimal gross profit by purchasing completed recycled cameras reducing labor costs to a minimum

Operating expenses for the three months ended March 31,2004 were $ 41,826 , decrease of $47,867, or 54.5% less than three months ended March 31, 2003. Selling expense for the three months ended March 31,2004 decreased by $7,919 to $1,390. The decrease was entirely due to decrease in telemarketing and telephone expense. General and administrative expenses for the three months ended March 31, 2004 were $33,986, a decrease of $41,823 or 55.2% from the three months ended March 31, 2003. Legal and other professional expenses decreased by $19,695. Rent, office, telephone and utility expense decreased by approximately $10,291. Since the royalty agreement has been canceled, the Company reduced fees by $2,500.In February 2003, the Company had a shareholders meeting and the related costs were in excess of $6,000. There was no comparable expense in 2004. Research and development costs increased by approximately $1,875 during the three months ended March 31, 2004 from the three months ended March 31, 2003.

Interest  expense  for the three  months  ended March 31,  2004 was  $10,435,  a
decrease  of  $2,905  due  to  certain   liabilities   assumed  by  one  of  the
stockholders.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the current liabilities exceeded the current assets by approximately $596,000. The Company has primarily relied on the proceeds from loans and private placements to fund operations and the issuance of common stock for certain consulting and professional services.

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

Management believes that its asset, the Flame Tame(TM) is its most viable asset upon which to build the future of the Company. During the past two years, the Company has had two different working prototypes of the Flame Tame(TM) manufactured and tested. Although the Company is satisfied with the operation of the second prototype it is now designing a third prototype that will incorporate certain aesthetic and functional modifications that it believes will potentially increase its market and reduce its projected manufacturing costs. Management believes that its United States patent gives the Fame Tame(TM) broad United States protection against another company duplicating the device and competing with the Company. However, even after the completion of the third working prototype, further intensive testing will be necessary before this product will be ready for manufacture and distribution. Approvals of independent testing laboratories may be required before the product can be brought to market. The Company lacks the necessary capital to complete the third prototype and is seeking capital that is required for its completion. There is no assurance that the Company will be able to raise the necessary capital and if it is able to raise said capital it will be on terms favorable to the Company. Should the Company raise the capital necessary to complete the third prototype, it does not have the capital required for the intensive testing it will require. The Company is not now seeking that capital and does not know whether it will be able to raise that capital when required. Management knows that should the Flame Tame(TM) pass all of its preproduction tests, it does not have the capital for production or marketing of the product and has not established a plan to seek the required capital.

                             SAFARI ASSOCIATES, INC.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDING

                           None

ITEM   2 CHANGES IN SECURITIES AND USE OF PROCEEDS

                           None.

ITEM   3 DEFAULTS UPON SENIOR SECURITIES

                           None.

ITEM   4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                          SAFARI  ASSOCIATES,  INC.

                                          By /s/ Morton Berger
                                             -----------------------------------
                                             Morton Berger
                                             President

                                          Date: May 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    May 10, 2004                     By: /s/  Morton Berger
                                             -----------------------------------
                                             Morton Berger, Director

Date:    May 10, 2004                     By: /s/ Lillian Berger
                                             -----------------------------------
                                             Lillian Berger, Director

Date:    May 10, 2004                     By: /s/ Stephen Steeneck
                                             -----------------------------------
                                             Stephen Steeneck, Director

                CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14

              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Morton Berger, Chief Financial Officer of Safari Associates, Inc., certify that:

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

      The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. 5The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated    May 10, 2004                   by: /s/  Morton Berger
                                            ---------------------------------
                                            Morton Berger
                                            Chief Financial Officer and Director

                CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14

              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

      I, Stephen Steeneck, Chief Executive Officer of Safari Associates, Inc., certify that:

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

4 The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      (d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (e) evaluated the effectiveness of the registrant's disclosure controls and procedures of a date within 45 days of the filing date of this quarterly report (the "Evaluation ate"); and

      (f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated    May 10, 2004                   by: /s/  Stephen Steeneck
                                            ------------------------------------
                                            Stephen Steeneck
                                            Chief Executive Officer and Director