Form 10QSB
period 2004-06-30
SAFARI ASSOCIATES INC
filed 2004-08-09
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004


                        Commission file number 0 - 30215


                             SAFARI ASSOCIATES, INC.
        (Exact name of small business issuer as specified in its charter)

               Utah                                      87-9369569
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                   Identification Number)

               13 Eastbourne Drive, Chestnut Ridge, New York 10977
                    (Address of principal executive offices)

                                 (845) 425-6484
                           (Issuer's Telephone Number)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No

As of August 3, 2004 1,484,978 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED JUNE 30 , 2004

                                TABLE OF CONTENTS

                                                                           PAGE

Part  I  -  Financial Information

  Item 1   -  Financial Statements

           -  Consolidated Balance Sheet as of June 30, 2004                3

           -  Consolidated Statement of Income for the three and six
           months ended June 30, 2004 and 2003                              4

           -  Consolidated Statement of Cash Flows for the three and six
           months ended June 30, 2004 and 2003                              5

           -  Notes to Consolidated Financial Statements.                   6-9

  Item 2 - Management's Discussion and Analysis
               Or Plan of Operations.                                      10-11


Part II - Other Information

  Item 1 - Legal Proceedings.                                              11

  Item 2 - Changes in Securities and Use of Proceeds.                      11

  Item 3 - Default upon Senior Securities.                                 11

  Item 4 - Submission of Matters to a Vote of Security Holders.            11

  Item 5 - Other Information.                                              11

  Item 6 - Exhibits and Reports on Form 8-K.                               11

Signatures                                                                 11

                         PART I - FINANCIAL INFORMATION

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS
                                                                        2004
Current Assets:                                                     (Unaudited)
                                                                    -----------

Cash                                                                $     9,873
Accounts Receivable                                                       2,336
Inventory                                                                23,385
Prepaid Expenses                                                         48,106
                                                                    -----------
         Total Current Assets                                            83,700
                                                                    -----------

Property, Plant and Equipment:
Net of Accumulated Depreciation of $36,591                                6,541
                                                                    -----------
Other Assets:
Other Assets                                                             18,771
                                                                    -----------

         Total Assets                                               $   109,012
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Notes payable                                                       $    15,000
Accounts Payable                                                        277,786
Payroll and Other Taxes Payable                                          25,272
Accrued Expenses                                                        380,294
                                                                    -----------
         Total Current Liabilities                                      698,352
                                                                    -----------

Other Liabilities:
Loan Stockholders                                                       177,905
Convertible Notes Payable                                               505,500
                                                                    -----------
         Total Other Liabilities                                        683,405
                                                                    -----------
         Total Liabilities                                            1,381,757
                                                                    -----------
Commitments and Contingencies - Note 7

Stockholders' (Deficit):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   Outstanding 1,484,978 shares                                           1,485
Additional Paid-in Capital                                            1,980,474
Retained (Deficit)                                                   (3,254,704)
                                                                    -----------
         Total Stockholders' (Deficit)                               (1,272,745)
                                                                    -----------

         Total Liabilities and Stockholders' (Deficit)              $   109,012
                                                                    ===========


                             SAFARI ASSOCIATES, INC.

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                SIX MONTHS                   THREE MONTHS
                                            2004           2003           2004            2003
                                         -----------    -----------    -----------    -----------
                                         (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)


Revenue                                  $    28,901    $    64,849    $    20,636    $    39,332
Cost of Sales                                 22,329         40,387         14,371         22,451
                                         -----------    -----------    -----------    -----------
Gross Profit                                   6,572         24,462          6,265         16,791
                                         -----------    -----------    -----------    -----------


Operating Expenses:
Selling Expenses                               2,748         18,128          1,358          8,819
General and Administrative Expenses           62,553        130,373         28,567         54,564
Research and Development Costs                16,250          8,914          9,800          4,339
                                         -----------    -----------    -----------    -----------

         Total Operating Expenses             81,551        157,415         39,725         67,722
                                         -----------    -----------    -----------    -----------

Net (Loss) from Operations                   (74,979)      (132,953)       (33,460)       (50,931)
                                         -----------    -----------    -----------    -----------

Other Expenses:
Interest Expense                              20,869         26,072         10,434         12,732
                                         -----------    -----------    -----------    -----------

Net (Loss) before
 Provision For Income Taxes                  (95,848)      (159,025)       (43,894)       (63,663)
Provision for Income Taxes                        --             --             --             --
                                         -----------    -----------    -----------    -----------

Net (Loss)                               $   (95,848)   $  (159,025)   $   (43,894)   $   (63,663)
                                         ===========    ===========    ===========    ===========


Net (Loss) Per Common Share              $      (.06)   $      (.10)   $      (.03)   $      (.04)
                                         ===========    ===========    ===========    ===========


Weighted Average Shares Outstanding        1,484,798      1,471,280      1,484,978      1,484,978
                                         ===========    ===========    ===========    ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                       2004         2003
                                                     ---------    ---------
                                                    (Unaudited)  (Unaudited)

Cash Flows from Operating Activities:
Net Income (Loss)                                    $ (95,848)   $(159,025)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                      3,179        4,281
      Services provided for common stock                    --       13,021
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                     367        3,917
   Inventory                                                15        3,878
   Prepaid Expenses and Other Assets                     9,361          238
Accounts Payable                                         4,102          583
Payroll & Other  Taxes Payable                          (1,958)      (1,499)
Accrued Expenses                                        56,370       58,870
                                                     ---------    ---------

         Net Cash Used in Operating Activities         (24,412)     (76,302)
                                                     ---------    ---------

Cash Flows from Financing Activities:
Issuance of Common Stock                                    --       24,500
Loans Stockholder                                       32,743       35,423
                                                     ---------    ---------
         Net Cash Provided by Financing Activities      32,743       59,923
                                                     ---------    ---------

Net Increase (Decrease) in Cash                          8,331      (16,379)

Cash - Beginning of Period                               1,542       19,968
                                                     ---------    ---------

Cash - End of Period                                 $   9,873    $   3,589
                                                     =========    =========

Supplemental Disclosure to Cash Flow Statement
Cash paid during the period for interest             $      --    $     599

Common Stock issued for services                     $      --    $  13,021

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

The results of operations for the three months ended June 30, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2004.

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

Note  3  -  Other Assets

Other assets include the following:

Prepaid consulting                                                   $15,251
Trademarks                                                             1,115
Security deposits                                                      2,405
                                                                     -------
                  Total                                              $18,771
                                                                     =======

Note  4  -  Income Taxes

There is no provision for federal or state income taxes for the three months ended June 30, 2004 and 2003 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 30, 2003 and 2002 consist of the following:

                                                  2003           2003
                                               ----------     -----------
         Net Operating Loss Carryforward       $1,180,000      $1,080,000
         Property and Equipment                     2,000           3,000
                                               ----------     -----------
                                                1,182,000       1,083,000
         Valuation Allowance                   (1,182,000)     (1,083,000)
                                               ----------     -----------
                                               $      -0-     $       -0-
                                               ==========     ===========

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

Note 6 Loan Stockholders

During 2002,and 2003Mrs. Lillian Berger, a major stockholder and Secretary/Director of the Company loaned the Company a total of $99,762. During the six months ended June 30,2004, Mrs. Berger loaned the Company an additional $3,143 . At June 30, 2004 the total amount due to Mrs. Berger was $102,905.

During 2003, Mr. Stephen Steeneck, the Chief Executive Officer ("CEO)/ Director of the Company loaned to the Company a total of $45,000 which has been used for working capital. During the six months ended June 30,2004, Mr. Steeneck loaned the Company an additional $30,000 . At June 30, 2004 the total amount due to Mr. Steeneck was $75,000.

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 - Going Concern
The Company has experienced operating loss since inception and has a retained deficit as of June 30, 2004 of approximately $3,250,000. Approximately
$1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has funded research and development costs that have gone into the design and production of a line of self-sealing reactive targets and recoils pads.

For the six months ended June 30, 2004, the Company recorded a loss of $95,848. The loss was funded by loans from stockholders providing $32,743.The balance of the loss was funded by the increase in liabilities and decrease in assets.

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

Item 2 - Management's Discussion and Analysis or Plan of Operation Revenue for the six months ended June 30, 2004 was $28,901 a decrease of $35,948 or 55.5% from the six months ended June 30, 2003. The decrease was entirely due to a decrease in production and shipment of recycled single use disposable cameras. Production was limited due to cash restrictions and the availability of recyclable shells. The cost of sales for the six months ended June 30, 2004 was $22,329, a decrease of $18,058 or 44.7% from the six months ended June 30, 2003.Cost of sales for the six months ended June 30, 2004 was 77.3% of sales compared to 62.3% for the six months ended June 30, 2003.. In the six months ended June 30, 2004 the Company was able to generate a minimal gross profit by purchasing completed recycled cameras reducing labor costs to a minimum

Operating expenses for the six months ended June 30, 2004 were $ 81,551, decrease of $75,864, or 48.2% less than six months ended June 30, 2003. Selling expense for the six months ended June 30, 2004 decreased by $15,380 to $2,748. The decrease was entirely due to decrease in telemarketing and telephone expense. General and administrative expenses for the six months ended June 30, 2004 were $62,553, a decrease of $67,820 or 52.0% from the six months ended June 30, 2003. Legal and other professional expenses decreased by approximately $25,000. Rent, office, telephone and utility expense decreased by approximately $22,000. Since the royalty agreement has been canceled, the Company reduced fees by $5,000.In February 2003, the Company had a shareholders meeting and the related costs were in excess of $6,000. There was no comparable expense in 2004. Research and development costs increased by approximately $7,336 during the six months ended June 30, 2004 from the six months ended June 30, 2003.

Interest expense for the six months ended June 30, 2004 was $20,869, a decrease of $5,203 due to certain liabilities assumed by one of the stockholders.

Liquidity and Capital Resources
As of June 30, 2004, the current liabilities exceeded the current assets by approximately $615,000. The Company has relied on the proceeds from loans and private placements to fund operations and the issuance of common stock for certain consulting and professional services.

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

                                                    SAFARI  ASSOCIATES,  INC.

                                                    /s/ Morton Berger
                                                    -------------------------
                                                    Morton Berger
                                                    Chairman and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    August 9, 2004                             By: /s/  Morton Berger
                                                    ----------------------------
                                                    Morton Berger  Director


Date:    August 9, 2004                             By: /s/  Lillian Berger
                                                    ----------------------------
                                                    Lillian Berger, Director


Date:    August 9, 2004                             By: /s/  Stephen Steeneck
                                                    ----------------------------
                                                    Stephen Steeneck, Director