Form 10QSB
period 2004-09-30
SAFARI ASSOCIATES INC
filed 2004-11-10
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004


                        Commission file number 0 - 30215


                             SAFARI ASSOCIATES, INC.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              UTAH                                        87-9369569
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)



               13 EASTBOURNE DRIVE CHESTNUT RIDGE, NEW YORK 10977
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (845) 425-6484
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].


As of November 5, 2004, 1,484,978 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           ----

PART  I  -  FINANCIAL INFORMATION
         Item 1   -  Financial Statements

                  -  Consolidated Balance Sheet as of September 30, 2004                     3

                  -  Consolidated Statement of Income for the three and
                      nine  months ended September 30, 2004 and 2003.                        4

                  -  Consolidated Statement of Cash Flows for the
                            nine months  ended September 30, 2004 and 2003                   5

                  -  Notes to Consolidated Financial Statements.                            6-9

         Item 2  -  Management's Discussion and Analysis
                      Or  Plan of Operations.                                              10-11


  PART  II  -  OTHER INFORMATION

         Item 1  -  Legal Proceedings.                                                      11

         Item 2  -  Changes in Securities and Use of Proceeds.                              11

         Item 3  -  Default upon Senior Securities.                                         11

         Item 4  -  Submission of Matters to a Vote of Security Holders.                    11

         Item 5  -  Other Information.                                                      11

         Item 6  -  Exhibits and Reports on Form 8-K.                                       11


SIGNATURES                                                                                  15

                         PART I - FINANCIAL INFORMATION

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                     ASSETS
                                                                       2004
CURRENT ASSETS:                                                    (UNAUDITED)
                                                                   -----------
Cash                                                               $     1,952
Accounts Receivable                                                      3,166
Inventory                                                               23,385
Prepaid Expenses                                                        48,106
                                                                   -----------
         Total Current Assets                                           76,609
                                                                   -----------

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $38,180                               4,952
                                                                   -----------
OTHER ASSETS:
Other Assets                                                            14,821
                                                                   -----------

         Total Assets                                              $    96,382
                                                                   ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Notes payable                                                      $    15,000
Accounts Payable                                                       277,177
Payroll and Other Taxes Payable                                         25,272
Accrued Expenses                                                       408,728
                                                                   -----------
         Total Current Liabilities                                     726,177
                                                                   -----------

OTHER LIABILITIES:
Loan Stockholders                                                      189,350
Convertible Notes Payable                                              505,500
                                                                   -----------
         Total Other Liabilities                                       694,850
                                                                   -----------
         Total Liabilities                                           1,421,027
                                                                   -----------
Commitments and Contingencies - Note 7

STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 1,484,978 shares                                          1,485
Additional Paid-in Capital                                           1,980,474
Retained (Deficit)                                                  (3,306,604)
                                                                   -----------
         Total Stockholders' (Deficit)                              (1,324,645)
                                                                   -----------

         Total Liabilities and Stockholders'  (Deficit)            $    96,382
                                                                   ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                  NINE MONTHS                    THREE MONTHS
                                          ---------------------------     ---------------------------
                                             2004             2003           2004           2003
                                          -----------     -----------     -----------     -----------
                                          (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenue                                   $    37,651     $    81,348     $     8,750     $    16,499
                                          -----------     -----------     -----------     -----------
Cost of Sales                                  29,498          50,887           7,169          10,500
                                          -----------     -----------     -----------     -----------
Gross Profit                                    8,153          30,461           1,581           5,999
                                          -----------     -----------     -----------     -----------


OPERATING EXPENSES:
Selling Expenses                                3,739          22,559             991           4,431
General and Administrative Expenses            90,659         168,039          28,106          37,666
Research and Development Costs                 30,200          12,864          13,950           3,950
                                          -----------     -----------     -----------     -----------

         Total Operating Expenses             124,598         203,462          43,047          46,047
                                          -----------     -----------     -----------     -----------

Net (Loss) from Operations                   (116,445)       (173,001)        (41,466)        (40,048)
                                          -----------     -----------     -----------     -----------

OTHER EXPENSES:
Interest Expense                              (31,303)        (32,505)        (10,434)        (10,433)
                                          -----------     -----------     -----------     -----------

Net (Loss) before Provision For Income
 Taxes                                       (147,748)       (209,056)        (51,880)        (50,481)
Provision for Income Taxes                         --              --              --              --
                                          -----------     -----------     -----------     -----------

Net (Loss)                                $  (147,748)    $  (209,506)    $   (51,880)    $   (50,481)
                                          ===========     ===========     ===========     ===========


Net (Loss) Per Common Share               $      (.10)    $      (.14)    $      (.03)    $      (.03)
                                          ===========     ===========     ===========     ===========


Weighted Average Shares Outstanding         1,484,798       1,475,846       1,484,978       1,484,978
                                          ===========     ===========     ===========     ===========

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                        2004          2003
                                                                                      ---------     ---------
                                                                                     (UNAUDITED)    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                     $(147,748)    $(209,506)
Adjustment to Reconcile Net Income (Loss)
   To Net Cash Used in Operating Activities:
      Depreciation and Amortization                                                       4,768         6,427
      Services provided for common stock                                                     --        13,021
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                                                     (815)        3,917
   Inventory                                                                                367         3,878
   Prepaid Expenses and Other Assets                                                     13,311         4,340
Accounts Payable                                                                          3,493         6,733
Payroll & Other  Taxes Payable                                                           (1,958)       (2,000)
Accrued Expenses                                                                         84,804        84,805
                                                                                      ---------     ---------

         Net Cash Used in Operating Activities                                          (43,778)      (88,385)
                                                                                      ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                                                     --        24,500
Loans Stockholder                                                                        44,188        44,780
                                                                                      ---------     ---------
         Net Cash Provided by Financing Activities                                       44,188        69,280
                                                                                      ---------     ---------

Net Increase (Decrease) in Cash                                                             410       (19,105)

Cash - Beginning of Period                                                                1,542        19,968
                                                                                      ---------     ---------

Cash - End of Period                                                                  $   1,952     $     863
                                                                                      =========     =========


Supplemental Disclosure to Cash Flow Statement
Cash paid during the period for interest                                              $      --     $     599

Common Stock issued for services                                                      $      --     $  13,021

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

The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2004.


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

NOTE  3  -  OTHER ASSETS

Other assets include the following:
Prepaid consulting                                            $11,301
Trademarks                                                      1,115
Security deposits                                               2,405
                                                              -------
                  Total                                       $14,821
                                                              =======

NOTE  4  -  INCOME TAXES

There is no provision for federal or state income taxes for the three months ended June 30, 2004 and 2003 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at September 30, 2004 consist of the following:

                                                           2004
                                                        ----------
Net Operating Loss Carryforward                          $1,230000
Property and Equipment                                       2,000
                                                        ----------
                                                         1,232,000
Valuation Allowance                                     (1,232,000)
                                                        ----------
                                                   $           -0-

As of December 31, 2003, the Company has a net unused operating loss carryforward of approximately $2,900,000, which expire in various years from 2004 through 2023

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 6 LOAN STOCKHOLDERS

During 2002,and 2003Mrs. Lillian Berger, a major stockholder and
Secretary/Director of the Company loaned the Company a total of $99,762. During the nine months ended September 30,2004, Mrs. Berger loaned the Company an additional $4,588 . At September 30, 2004 the total amount due to Mrs. Berger was $104,350

During 2003, Mr. Stephen Steeneck, the Chief Executive Officer ("CEO)/ Director of the Company loaned to the Company a total of $45,000 which has been used for working capital. During the nine months ended September 30, 2004, Mr. Steeneck loaned the Company an additional $40,000 . At September 30, 2004 the total amount due to Mr. Steeneck was $85,000.

NOTE 7-COMMITMENTS & CONTINGENCIES

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- GOING CONCERN

The Company has experienced operating loss since inception and has a retained deficit as of September 30, 2004 of approximately $3,300,000. Approximately $1,155,000 of the losses occurred prior to 1997, and is a direct result of discontinued operations. Additional losses of approximately $275,000 were incurred during the development stage in the production of and recycling of single use cameras. Additionally, the Company has funded research and development costs that have gone into the design and production of a line of self-sealing reactive targets and recoils pads.

For the nine months ended September 30, 2004, the Company recorded a loss of $147,748. The loss was funded by loans from stockholders providing $44,588.The balance of the loss was funded by the increase in liabilities and decrease in assets.

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

Revenue for the nine months ended September 30, 2004 was $37,561 a decrease of $43,697 or 53.7% from the nine months ended September 30, 2003. The decrease was entirely due to a decrease in production and shipment of recycled single use disposable cameras. Digital cameras and digital cameras in cell phones has reduced the market for single use disposable cameras. The Company believes that this trend will continue to erode the single use disposable camera market. The cost of sales for the nine months ended September 30, 2004 was $29,498, a decrease of $21,389 or 42.0% from the nine months ended September 30, 2003.Cost of sales for the nine months ended September 30, 2004 was 78.3% of sales compared to 62.6% for the nine months ended September 30, 2003.. In the nine months ended June 30, 2004 the Company was able to generate a minimal gross profit by purchasing completed recycled cameras reducing labor costs to a minimum

Operating expenses for the nine months ended September 30, 2004 were $ 124,598, decrease of $78,864, or 38.8% less than nine months ended September 30, 2003. Selling expense for the nine months ended September 30, 2004 decreased by $18,820 to $3,739. The decrease was entirely due to decrease in telemarketing and telephone expense. General and administrative expenses for the nine months ended September 30, 2004 were $90,569, a decrease of $77,380 or 46.0% from the nine months ended September 30, 2003. Legal and other professional expenses decreased by approximately $25,000. Rent, office, telephone and utility expense decreased by approximately $35,000. Since the royalty agreement has been canceled, the Company reduced fees by $7,500.In February 2003, the Company had a shareholders meeting and the related costs were in excess of $6,000. There was no comparable expense in 2004. Research and development costs increased by approximately $17,336 during the six months ended June 30, 2004 from the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the current liabilities exceeded the current assets by approximately $650,000. The Company has relied on the proceeds from loans and private placements to fund operations and the issuance of common stock for certain consulting and professional services.

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

The Company is testing two new safety devices intended to save lives in the event of hostile fires. One device is the Flame Tame(TM), a portable unit that automatically sprays a fire retardant material covering approximately 200 square feet when activated by heat in excess of 145 degrees. The other is an individual descent device to enable individuals to escape from the upper floors of buildings if trapped in a burning building.

The Company has been developing an individual descent devise to enable individuals to escape from the upper floors of buildings in the event of fires. The device allows individuals a last resort avenue of escape. The Company believes that since the disaster of 9/11, the descent device has become a very viable product with great revenue potential for the Company. The Company is currently testing its prototypes. Should testing be successful, it intends to commence production within 180 days. The Company has retained Arthur Tipling Sempliner, to complete development and testing of the descent device and ready the device for production. Mr. Sempliner has become the Company's Director of New Product Development. Mr. Sempliner is an Adjunct Associate Professor at Pratt Institute in Brooklyn, New York. He is working on both the Flame Tame(TM) and the development of the individual portable descent device.

The Company will require additional capital to fund the testing, production and marketing of both the Flame Tame(TM) and Descent Device. There is no assurance that the Company will be able to raise the necessary capital and if it is able to raise said capital it will be on terms favorable to the Company. The Company is not now seeking that capital and does not know whether it will be able to raise that capital when required.

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




                                        SAFARI  ASSOCIATES,  INC.




                                        ---------------------------------
                                        Morton Berger
                                        Chairman and CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: November 9, 2004                          By:  /s/ Morton Berger
                                                     -----------------------
                                                     Morton Berger
                                                     Director

Date: November 9, 2004                          By:  /s/ Lillian Berger
                                                     ------------------------
                                                     Lillian Berger
                                                     Director

Date: November 9, 2004                          By:  /s/ Stephen Steeneck
                                                     --------------------------
                                                     Stephen Steeneck
                                                     Director