Form 10KSB/A
period 2003-12-31
SAFARI ASSOCIATES INC
filed 2005-01-03
CIK 922011

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

               Utah                                  Fed ID 87-9369569
  State or other jurisdiction or           (I.R.S. Employer Identification No.)
 of incorporation Organization

          13 Eastbourne Drive, Chestnut Ridge, New York       10977
          ---------------------------------------------       -----
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

      Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark, if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenue for the fiscal year ended December 31, 2003 is $102,553. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 19, 2003 amounted to $136,732.

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2003 was 1,485,034 shares.

                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

                                     Part I
                                                                            Page
Item 1.  Description of Business.                                             3

Item 2.  Description of Property.                                             5

Item 3.  Legal Proceedings.                                                   6

Item 4.  Submission of Matters to Vote of Security Holders.                   6

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters             6

Item 6.  Management's Discussion and Analysis or Plan of Operation.           7

Item 7.  Financial Statements.                                                8

Item 8.  Changes in and Disagreements With Accountants Accounting
         And Financial Disclosure.                                            9

                                    PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.                  9

Item 10. Executive Compensation.                                             10

Item 11. Security Ownership of Certain Beneficial Owners and Management.     10

Item 12. Certain Relationships and Related Transactions.                     11

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    12

Signatures                                                                   13
                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Safari Associates, Inc., (the "Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, Articles of Amendment to the Articles of Incorporation.were filed to change its name from Mag Enterprises, Inc., to Safari Associates, Inc.

The Company now has seven wholly owned subsidiaries. Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., Safari Target Corporation,. and Shoothru, Inc., Safari Boat Company, and Safari Lure Company(The last two which have been inactive for several years).

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

Photography For Evidence, Inc., a New York corporation was organized on November 25, 1997. The Company filed a Certificate of Doing Business under the name Smith & Wesson(R) Cameras on December 17, 1997. Smith & Wesson(R)Cameras has an exclusive license from Smith & Wesson Corp., to make, use and sell single-use (disposable) cameras and conventional film using cameras under the Smith & Wesson(R) brand name. Smith & Wesson(R) Cameras markets its single-use (disposable) cameras to federal, state and local law enforcement agencies. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell these cameras to federal and state law enforcement agencies. During fiscal year 2003, the Company decided not to renew its license with Smith & Wesson Corporation and discontinued the sale of single-use cameras under the Smith & Wesson(R) trade name. Also, because of lack of sales, the United States General Services Administration terminated contract # GS-07F-0434K.

Impact Dampening Technology, Inc., a New York corporation, was organized on January 29, 1998. The Company filed a Certificate of Doing Business under the name Smith & Wesson(R) Recoil Pad Company on February 10, 1998. Smith & Wesson(R) Recoil Pad Company has an exclusive license from Smith & Wesson(R) Corp., to make, use and sell recoil pads under the Smith & Wesson(R) brand name. Effective September I, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell its self-adhesive Smith & Wesson(R) shoulder recoil pad to federal and state law enforcement agencies. During Fiscal year 2003, the Company decided not to renew its license with Smith & Wesson Corporation to sell recoil pads under the Smith & Wesson(R) trade name. Also, because of lack of sales the United States General Services Administration terminated contract # GS-07F-0434K. The Company is not now in the business of selling recoil pads.

Safari Target Corporation was organized under and pursuant to the laws of the State of New York on August 2, 1999. It filed a Certificate of Doing Business under the name Smith & Wesson(R) Targets on August 20, 1999. Smith & Wesson Targets(R) had an exclusive license from Smith & Wesson Corp., to make use and sell targets under the Smith & Wesson(R) brand name. Smith & Wesson(R) Targets distributes a series of self sealing targets, intended to replace steel targets. Effective September 1, 2000, Safari Associates, Inc., was awarded a five year contract by the United States General Services Administration (Contract #GS-07F-0434K) to sell the Smith & Wesson(R) self sealing targets to federal and state law enforcement agencies. During the fiscal year 2003, the Company decided not to renew its license with Smith & Wesson Corporation to sell self-sealing targets under the Smith & Wesson(R) trade name. The Company is now selling its self-sealing targets under the name Safari Associates, Inc.

The Company solicits its customers through sales representatives, direct mail and through e-commerce. During fiscal year 2002, Sierra Sales & Marketing accounted for more than fifty percent of the company's business. During fiscal year 2003, the Company lost Sierra Sales & Marketing as its customer and as a result its single-use camera business lost more than 50% of its single-use camera business.

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

On January 1, 1998, Smith & Wesson Corp., Springfield, Massachusetts, granted Safari Enterprises, Inc., an exclusive Trademark License to make, use and sell single-use and conventional film using still cameras under the Smith & Wesson(R) brand name in the United States, its possessions and Canada. The term of the license was from January 1, 1998 to June 30, 2001 and was extended to June 30, 2003. On January 12, 1998, the License was amended by adding recoil pads for firearms effective January 1, 1998. On May 18, 1999, the License was further amended to include targets for firearms effective January 1, 1998. The license had an expiration date of June 30, 2003. During fiscal year 2003, none of these licenses with Smith & Wesson(R) Corporation were renewed and the Company no longer sells any Smith & Wesson(R) branded products.

On February 3, 2002, the Company leased a plant in Greenwood, Indiana in which it would produce Molecuthane(TM) products Molecuthane(TM) is a multi layered synthetic material designed by the Company to protect individuals and objects from injury, discomfort and damage caused by kinetic force. The material is formulated to give the ultimate protection required for each specific application. Using molecular cross- linking, separate layers of Molecuthane(TM), each layer formulated to achieve a defined result, are joined together into one unit. In effect, the unit is a system because of the integrated action of each layer with the other layers. The Company filed a trade mark application with the United States Patent and Trademark Office designating the material as Molecuthane(TM). The material's primary use is to protect against injury and discomfort whenever kinetic force from an impact or vibration resulting from an impact can cause injury or discomfort to an individual or damage to property. During fiscal year 2002, the Company discontinued operations out of the plant in Greenwood, Indiana. Because of lack of capital, the Company has stopped further work on the development of Molecuthane(TM) products.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Current principal office of the Company is 13 Eastbourne Drive, Chestnut Ridge, New York. The principal office and plant of the Company and its wholly owned subsidiaries was located at 64 Edson Street, Amsterdam, New York. It is the location where Safari Camera Corporation reloaded single-use (disposable) cameras, stored inventories and from which its shipped the products produced and distributed by the Company and its wholly owned subsidiaries. The entire building was occupied by the Company and its wholly owned subsidiaries.

ITEM 3. LEGAL PROCEEDINGS.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A Proxy Statement pursuant to Section 14(A) of the Securities Act of 1934 was filed with the United States Securities and Exchange Commission on February 25, 2003. Pursuant to said Proxy Statement a meeting of the stockholders of the Company was held on March 17, 2003 at No. 13 Eastbourne Drive, Spring Valley, NY at 10:00A.M.. A majority of the stockholders of record as of the close of business on February 19, 2003 attended said meeting either personally, by proxy or by mailing in their vote. A quorum was present as required by the Certificate of Incorporation and By-Laws of the Company. At the meeting a majority of the stockholders voted in favor of adopting an amendment to the Articles of Incorporation to effect a reverse stock split in which each common shareholder would receive one share for each ten (1:10) shares owed immediately prior to the adoption of the amendment and elected four directors to serve for the ensuing year.

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

Fiscal 2003                          High             Low
-----------
March 31, 2003                       $0.15            $0.05
(After a 1 for 10 reverse split)
June 30, 2003                        $1.25            $0.26
September 30, 2003                   $0.26            $0.28
December 31, 2003                    $0.26            $0.25

Fiscal 2002                          High             Low
-----------
March 31, 2002                       $0.36            $0.32
June 30, 2002                        $0.235           $0.21
September 30, 2002                   $0.07            $0.055
December 31, 2002                    $0.054           $0.048

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

      (b) Holders

As of December 31, 2003, there were approximately 282 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

      (c) Dividends

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

On January 24, 2003, the Company issued 350,000 shares of its restricted Common Stock to Henry Steeneck at $0.035 per share for a total of $12,500.00. Mr. Steeneck executed an investment letter which the Company relied upon to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. The proceeds were used for working capital.

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

Cost of sales for the year ended December 31, 2003 was 123.0% of revenues resulting in a gross loss of 23.0%, a reduction from the year ended December 31, 2002 where the gross loss was 7.8%. The Company wrote off its inventory which consisted of camera shells and other items as well as prepaid packaging materials for products which are no longer being produced. The write off of inventory and prepaid packaging totaled $57,519 which increased the cost of sales by 56.1%. Instead, the Company has reduced labor costs by purchasing assembled single use cameras from another manufacturer and then packaging and shipping the products. Until that time when the volumes increases sufficiently to produce the single use cameras more profitably, the Company will continue to purchase assembled single use cameras.

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

Interest expense for the year ended December 31, 2003 was $46,930, a decrease of $5,304 over the year ended December 31, 2002 due to the assumption of liabilities by one of the stockholders which interest was being charged.

Liquidity and Capital Resources

As of December 31, 2003, the current liabilities exceeded the current assets by approximately $620,000. The Company has primarily relied on the proceeds of private placements to fund operations and the issuance of common stock for certain consulting and professional services.

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

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

Contractual Obligations

      None

ITEM 7. FINANCIAL STATEMENTS.

The information required by this item is incorporated by reference to pages F-1 through F-12 of this annual report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Subsequent to the year end, the Company retained Linder & Linder Certified Public Accountants to perform the December 31, 2003 audit because the predecessor auditor was not registered with the Public Company Accounting Oversight Board. There were no disagreements with the prior accountant on accounting and financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

      Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 8B. OTHER INFORMATION

      None.

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

INVOLVEMENT IN LEGAL PROCEEDINGS

During the past five years, none of the following occurred with respect to the Company's directors or executive officers: (1) no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons; (2) there has been no petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of any partnership in which such persons were a general partner at or within two years before the time of such filing, or any corporation or business association of which such persons were executive officers at or within two years before the time of such filing; (3) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (4) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (5) no such persons were found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert (as defined in Item 401 of Regulation S-K) serving on its Board of Directors. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

CODE OF ETHICS

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics has been filed with this annual report as Exhibit 14.1. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to Attn: Morton Berger, 13 Eastbourne Road, Chestnut Ridge NY 10977 The Company's telephone number is (845) 425-6484.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended September 30, 2004, its executive officers, directors and all persons who own more than ten percent of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

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

                  Name and Address of                Amount and Nature (1)         Percent
Title of Class     Beneficial Owner                   Of Beneficial Owner        of Class (2)
--------------     ----------------                   -------------------        ------------
Common            Lillian Berger (3)
                  13 Eastbourne Drive
                  Spring Valley, NY10977             415,415                         27.97%

Common            Morton Berger (4)
                  13 Eastbourne Drive
                  Spring Valley, NY 10977            45,315                           3.05%

Common            Henry Steeneck                     110,000                          7.40%
                  2676 Old Yorktown Road
                  Yorktown Heights, NY 10598

Common            Stephen Steeneck   (5)             110,000                          7.40%
                  2676 Old Yorktown Road
                  Yorktown Heights, NY 10598

                  Michael Konecny                      -0-                             -0-
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

Except as set forth above, the Company has not entered into any transaction during the last two years and it has not proposed any transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

-     Any director or executive officer of the Company;

-     Any nominee for election as a director;

- Any security holder named in the "Security Ownership of Certain Beneficial Owners and "management"section above; and

- Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

    Index to Financial Statements                                                           PAGE

    Report of Independent Registered Public Accountant Accounting Firm                       F-1

    Consolidated Balance Sheet as of December 31, 2003.                                      F-2

    Consolidated Statements of Operations for the Years ended December 31, 2003 and 2002.     F-3

    Consolidated Statements of Stockholders' (Deficit)  for the
    Years ended December 31, 2003 and 2002.                                                  F-4

    Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2003 and 2002.                                                     F-5

    Notes to Financial Statements.                                                           F-6-12

EXHIBIT NUMBER                     DESCRIPTION
--------------------------------------------------------------------------------
14.1                Code of Ethics and Business Conduct

21.1                List of Subsidiaries

31.1 Certification by Dr. Jan Stahl, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Dr. Jan Stahl, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K.

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Safari Associates, Inc.


                                        By /s/ Morton Berger
                                        ----------------------------------------
                                        MORTON BERGER, PRESIDENT

Date: December 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   December 31, 2004               By: /s/  Morton Berger
                                            ------------------------------------
                                            Morton Berger  Director


Date:   December 31, 2004               By: /s/  Lillian Berger
                                            ------------------------------------
                                            Lillian Berger, Director


Date:   December 31, 2004               By: /s/  Stephen Steeneck
                                            ------------------------------------
                                            Stephen Steeneck, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Safari Associates, Inc.
Chestnut Ridge, New York

We  have  audited  the  accompanying   consolidated   balance  sheet  of  Safari
Associates, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion based upon these financial statements on our audits. The financial statements of Safari Associates Inc. for the year ended December 31, 2002 were audited by other auditors whose report dated March 30,2003, on those statements included an explanatory paragraph that the Company had recurring losses and limited capital resources which raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safari Associates, Inc. and Subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Linder & Linder
                                        ----------------------------------------
                                        Linder & Linder
                                        Certified Public Accountants

Dix Hills , New York
December 31, 2004

                             SAFARI ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                                                        2003
                                                                    -----------
                                     ASSETS

CURRENT ASSETS:
Cash                                                                $     1,542
Accounts Receivable                                                       2,351
Prepaid Expenses                                                         15,800
                                                                    -----------
         Total Current Assets                                            19,693
                                                                    -----------
PROPERTY, PLANT AND EQUIPMENT:
Net of accumulated depreciation of $33,412                                9,720
OTHER ASSETS:
Other Assets                                                             26,671
                                                                    -----------

         Total Assets                                               $    56,084
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Notes Payable                                                       $    15,000
Accounts Payable                                                        273,684
Payroll and Other Taxes Payable                                          27,230
Accrued Expenses                                                        323,924
                                                                    -----------
         Total Current Liabilities                                      639,838
                                                                    -----------
OTHER LIABILITIES:
Convertible Notes Payable                                               505,500
Loan -Stockholders                                                      145,162
                                                                    -----------
         Total Other Liabilities                                        650,662
                                                                    -----------
         Total Liabilities                                            1,290,500
                                                                    -----------
Commitments and Contingencies - Note 10
STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 1,485,034 shares                                           1,485
Additional Paid-in Capital                                            1,980,474
Retained (Deficit)                                                   (3,216,375)
                                                                    -----------
         Total Stockholders (Deficit)                                (1,233,416)
                                                                    -----------
         Total Liabilities and Stockholders' (Deficit)              $    56,084
                                                                    ===========

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                         2003           2002
                                                     -----------    -----------

Revenue                                              $   102,553    $   132,373
Cost of Sales                                            126,137        142,763
                                                     -----------    -----------
Gross (Loss)                                             (23,584)       (10,390)
                                                     -----------    -----------

OPERATING EXPENSES:
Selling Expenses                                          17,805         24,909
General and Administrative Expenses                      202,461        316,087
Write off of Goodwill                                     21,883             --
Write off option to repurchase property                   40,000             --
Research and Development Costs                            17,014         57,750
                                                     -----------    -----------
         Total Operating Expenses                        299,163        398,746
                                                     -----------    -----------

Net (Loss) from Operations                              (322,714)      (409,136)

Interest Expense                                         (46,930)       (52,234)
                                                     -----------    -----------

Net (Loss) before Provision For Income Taxes            (369,677)      (461,370)

Provision for Income Taxes                                    --             --
                                                     -----------    -----------

         Net (Loss)                                  $  (369,677)   $  (461,370)
                                                     ===========    ===========

Net (Loss) Per Common Share                          $      (.25)   $      (.50)
                                                     ===========    ===========

Weighted Average Shares Outstanding                    1,478,274        919,851
                                                     ===========    ===========

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                 CONSOLIDATED STATEMENTS STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      Common Stock              Additional
                                                     Par Value $.001              Paid-In        Retained
                                                 Shares           Amount          Capital        (Deficit)
                                              -----------      -----------      -----------     -----------
Balance January 1, 2002                         9,331,712      $     9,332      $ 1,640,361     $(2,385,328)

Shares issued for consulting services           1,450,000            1,450          101,550
Shares issued by private placement              2,848,051            2,848          165,397
Shares issued conversion of note and loan         148,000              148           23,352
Net (Loss)                                             --               --               --        (461,370)
                                              -----------      -----------      -----------     -----------

Balance December 31, 2002                      13,777,763           13,778        1,930,660      (2,846,698)

Shares issued for consulting services             372,024              372           12,649
Shares issued by private placement                700,000              700           23,800
Reverse stock split (1 for 10)                (13,364,753)         (13,365)          13,365
Net (Loss) for the year                                                                            (369,677)
                                              -----------      -----------      -----------     -----------

Balance December 31, 2003                       1,485,034      $     1,485      $ 1,980,474     $(3,216,375)
                                              ===========      ===========      ===========     ===========

The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                          2003           2002
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                      $(369,677)     $(461,370)
Adjustment to Reconcile Net Income (Loss)
   to net cash used in operating activities:
      Depreciation and Amortization                        8,263          6,843
      Write off of goodwill                               21,883             --
      Write off of option to repurchase property          40,000             --
      Stock issued for services                           13,021        103,000
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                    28,364          5,187
   Inventory                                              37,792         28,315
   Prepaid Expenses and Other Assets                      21,743         14,393
   Accounts Payable                                      (10,968)           238
   Payroll and Other Taxes Payable                        (1,099)         4,619
   Accrued Expenses                                      118,730        124,117
                                                       ---------      ---------

         Net Cash Used in Operating Activities           (91,948)      (174,658)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, Plant and Equipment                                            (7,885)
                                                       ---------      ---------
         Net Cash Used in Investing Activities                --         (7,885)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                  24,500        168,245
Loans Stockholder                                         49,022         24,009
                                                       ---------      ---------
         Net Cash Provided by Financing Activities        73,522        192,254
                                                       ---------      ---------

Net Increase (Decrease) in Cash                          (18,426)         9,711

Cash - Beginning of Year                                  19,968         10,257
                                                       ---------      ---------

Cash - End of Year                                     $   1,542      $  19,968
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

INTANGIBLES

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized using the straight-line method over 15 years. Effective to the issuance of FASB No. 142, the Company discontinued amortizing goodwill. The Company follows Statement of Financial Accounting Standard No. 144, Impairment of Long-lived Assets, by reviewing such assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  OTHER ASSETS

Other assets include the following:
Prepaid consulting                                    $23,151
Trademarks                                              1,115
Security deposits                                       2,405
                                                      -------
                  Total                               $26,671
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

NOTE 4 - INCOME TAXES

There is no provision for federal or state income taxes for the years ended December 31, 2003 and 2002 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 30, 2003 and 2002 consist of the following:

                                                      2003             2002
                                                  -----------      -----------

      Net Operating Loss Carryforward             $ 1,165,000      $ 1,040,000

      Property and Equipment                            2,500            3,000
                                                  -----------      -----------

                                                    1,167,500        1,043,000

      Valuation Allowance                          (1,167,500)      (1,043,000)
                                                  -----------      -----------

                                                  $         0      $         0
                                                  ===========      ===========

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

NOTES PAYABLE

The Company borrowed a total of $15,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 8% to 9% per annum. The notes have been extended on a month-to-month basis by mutual consent of the parties.

NOTE 6 - GOODWILL

During 2003, the Company determined that goodwill which had been recorded when the acquired Shootru Inc. was no longer recoverable and therefore the Company recorded a charge to income of $21,883, that being the value of the goodwill prior to the charge.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- OPTION TO REPURCHASE PROPERTY

As of December 31, 2003, the Company determined that they no longer had the ability and that they no longer needed to reacquire the premises on which it had an option. The option allowed the Company to reacquire the property for $92,000 any time prior to June 19,2004. As a result , the Company has recorded a charge to income of $40,000, which was the value of the 200,000 restricted shares of common stock issued for the option.

NOTE 8- LOAN STOCKHOLDERS

During 2002, Mrs. Lillian Berger, a major stockholder and Secretary/Director of the Company loaned the Company a total of $23,048. During 2003, Mrs. Berger loaned the Company an additional $3,622 and personally assumed $73,092 of liabilities which were previously owed by the Company. At December 31, 2003 the total amount due to Mrs. Berger was $99,762.

During 2003, Mr. Stephen Steeneck, the Chief Executive Officer ("CEO)/ Director of the Company loaned to the Company a total of $45,400 which has been used for working capital.

NOTE 9 COMMON STOCK

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

In July, 2002, the Company issued 50,000 shares of common stock pursuant to the Company's Consultant Compensation Plan for financial services valued at $.30 per share

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9-COMMON STOCK (CONTINUED)

On January 23, 2003 , the Company issued 35,000 restricted shares of common stock to Mr. Stephen Steeneck "CEO" of the Company for a total of $12,500.

On January 24, 2003 , the Company issued 35,000 restricted shares of common stock to Mr. Henry Steeneck "CEO" of the Company for a total of $12,500.

On January 24, 2003 , the Company issued 37,202 restricted shares of common stock for professional services valued at $.35 per share or $13,021.

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

During the  licensing  period the parties  agreed to amend the agreement for the
inclusion  of  different   products  without   increasing  the  minimum  royalty
obligation.

The original license which expired on January 30, 2001 was extended for an additional two years and the minimum annual royalty for all three licenses was $10,000 per year. During fiscal 2003, the Company decided not to renew its license with the Smith & Wesson Corporation and is now selling its products under the Safari name.

LEASE

In June 19, 2001, the Company entered into an oral month-to-month lease of the facilities at 64 Edson Street in Amsterdam, New York. The lease requires the Company to pay a monthly rental of $1,057.82 plus all real estate taxes, insurance, and maintenance costs on the premises.

PRODUCT LIABILITY

Certain of the Company's products and proposed products will be in the safety field where the Company could be subject to claims from injuries resulting from use of the Company's products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At present, the Company is self-insured for product liability claims.

                             SAFARI ASSOCIATES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - GOING CONCERN

As of December 31, 2003, the Company had a working capital deficit of $620,145 and a stockholder's deficit of $1,233,416. In addition, the Company has no significant operations to sustain themselves. The Company has changed strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently exploring different methods of raising additional equity capital through a private placement loans from stockholders or by other means. There is no assurance that the Company will be successful in its efforts to raise additional capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

NOTE 12 - SUPPLEMENTAL DISCLOSURES TO CASH FLOW STATEMENT

                                                       2003         2002
                                                     --------      -------
      Cash Paid During the Period For:
         Interest                                    $     --      $11,834