Form 10KSB/A
period 2003-12-31
SAFARI ASSOCIATES INC
filed 2005-04-05
CIK 922011

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

    Index to Financial Statements                                        PAGE

    Report of Independent Registered Public Accountant Accounting Firm    F-1

    Report of Independent Auditor                                         F-2

    Consolidated Balance Sheet as of December 31, 2003.                   F-3

    Consolidated Statements of Operations for the Years ended
       December 31, 2003 and 2002.                                        F-4

    Consolidated Statements of Stockholders' (Deficit)  for the
    Years ended December 31, 2003 and 2002.                               F-5

    Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2003 and 2002.                                  F-6

    Notes to Financial Statements.                                        F-7-13


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

Date: April 5, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   April 5, 2005                   By: /s/  Morton Berger
                                            ------------------------------------
                                            Morton Berger  Director


Date:   April 5, 2005                   By: /s/  Lillian Berger
                                            ------------------------------------
                                            Lillian Berger, Director


Date:   April 5, 2005                   By: /s/  Stephen Steeneck
                                            ------------------------------------
                                            Stephen Steeneck, Director

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


                                        /s/ Linder & Linder
                                        ----------------------------------------
                                        Linder & Linder
                                        Certified Public Accountants

Dix Hills , New York
December 31, 2004

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders Safari Associates, Inc.
Amsterdam, NY

I have audited the accompanying consolidated balance sheets of Safari Associates, Inc. and Subsidiaries as of December 31, 2002 the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion of these financial statements on my audits.

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

In my opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Safari Associates, Inc. and Subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the period ended December 31, 2002 in conformity with generally accepted accounting principles.

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


                                        /s/ Sanford Feibusch, CPA, P.C.

                                        Monsey, New York
                                        March 21, 2003

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