Form 10KSB
period 2004-12-31
SAFARI ASSOCIATES INC
filed 2005-04-25
CIK 922011

UNITED STATES
                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended December 31, 2004.

                         Commission file number 0-30215

                             Safari Associates, Inc.
                  Name of small business issuer in its charter

                  Utah                              Fed ID 87-9369569
     State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or Organization

               13 Eastbourne Drive, Chestnut Ridge, New York 10977
                  (Address of principal executive offices) Zip

                     Issuer's telephone number (845)425-6484

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)

      Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark , if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenue for the fiscal year ended December 31, 2004 is $43,301 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 31, 2005 amounted to $168,861.

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2004 was 1,505,034 shares.

                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

                                     Part I
                                                                           Page
Item 1.  Description of Business.                                          3-4

Item 2.  Description of Property.                                          4

Item 3.  Legal Proceedings.                                                4

Item 4.  Submission of Matters to Vote of Security Holders.                4

                                     Part ll

Item 5.  Market for Common Equity and Related Stockholder Matters.         4-5

Item 6.  Management's Discussion and Analysis or Plan of Operation.        6-7

Item 7.  Financial Statements.                                             8

Item 8.  Changes in and Disagreements With Accountants Accounting
         And Financial Disclosure.                                         8

                                    Part lll

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.               8-10

Item 10. Executive Compensation.                                           10-11

Item 11. Security Ownership of Certain Beneficial Owners and Management.   11-12

Item 12. Certain Relationships and Related Transactions.                   12

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.  12

Signatures                                                                 13

                                     PART 1

Item 1. Description of Business

Safari Associates, Inc., (the "Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, Articles of Amendment to the Articles of Incorporation. were filed to change its name from Mag Enterprises, Inc., to Safari Associates, Inc.

The Company now has seven wholly owned subsidiaries. Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., Safari Target Corporation, and Shoothru, Inc., Safari Boat Company, and Safari Lure Company (The last two which have been inactive for several years).

Safari Camera Corporation, a New York corporation, was organized on March 2, 1998. Safari Camera Corporation was in the business of reloading single-use (disposable) cameras which it sold to distributors, retailers and for promotions.

Photography For Evidence, Inc., a New York corporation was organized on November 25, 1997. The Company filed a Certificate of Doing Business under the name Smith & Wesson(R) Cameras on December 17, 1997. Smith & Wesson(R)Cameras had an exclusive license from Smith & Wesson Corp., to make, use and sell single-use (disposable) cameras and conventional film using cameras under the Smith & Wesson(R) brand name.

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

During late fiscal 2003 and into fiscal 2004, the Company decided to change its strategy from the manufacture and distribution of disposable cameras, recoil pads and self sealing targets to concentrate on the research and development of fire safety products.

The Company is developing and testing two new safety devices intended to save lives in the event of hostile fire. One device is the Flame Tame(TM), a fire alarm that automatically sprays a fire retardant material covering approximately 200 square feet when activated by heat in excess of 145 degrees Fahrenheit. The other is a portable descent device to enable individuals to escape from the upper floors of a burning building. The device is to be used as a last resort avenue of escape. The Company believes that since the disaster of 9/11, the descent device has become a very viable product with great potential for the Company. The Company is currently testing a prototype of the descent device. Should testing be successful, it intends to commence production of a final prototype and prepare everything necessary for the Company to solicit production bids both in the United States and abroad. The Company projects that it can be in production within 180 days after it starts soliciting bids. The Company has retained Arthur Tipling Sempliner, to complete development and testing of the descent device and to prepare whatever is necessary for the Company to solicit production bids. Mr. Sempliner has become the Company's Director of New Product Development. Mr. Sempliner is an adjunct Associate Professor at Pratt Institute in Brooklyn, NY. He is working on both the Flame Tame(TM) and the development of the individual portable descent device.

The Company will require additional capital to fund the development, testing, production and marketing of both the Flame Tame(TM) and descent device. There is no assurance that the Company will be able to raise the necessary capital, and if it is able to raise said capital that it will be able to do so on terms favorable to the Company.

The Company has one full time employee, its President, Morton Berger. Steven Steeneck, the Company CEO is a part time employee.

Item 2. Description of Property.

The Current principal office of the Company is 13 Eastbourne Drive, Chestnut Ridge, New York 10977.

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)      Market Information

The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board maintained by the National Association of Securities Dealers under the symbol "SFAR". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's shareholders.

The following table sets forth the quarterly quotes of high and low bid prices for the Company's Common Stock on the OTC Bulletin Board during the fiscal years 2004 and 2003

Fiscal 2004                        High      Low
-----------
March 31, 2004                     $.25      $.18
June 30, 2004                      $.40      $.18
September 30, 2004                 $.18      $.18
December 31, 2004                  $.18      $.10

Fiscal 2003                        High      Low
-----------
March 31, 2003                    $0.15     $0.05
(After a 1 for 10 reverse split)
June 30, 2003                     $1.25     $0.26
September 30, 2003                $0.26     $0.28
December 31, 2003                 $0.26     $0.28

The source of this information for fiscal year 2004 and 2003 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

(b)  Holders
As of December 31, 2004, there were approximately 282 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

(c)  Dividends
The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

(d)  Recent Sales of Unregistered Securities.
During the last two years, the Company sold restricted shares of its $0.001 par value Common Stock without registering the securities under the Securities Act of 1933, as amended.

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

On April 26, 2004, the Company issued 10,000 shares of its restricted common stock to Consumer Construction Inc. for consulting service valued at $.10 per share for a total value of $1,000.00. Consumer Construction, Inc. executed an investment letter which the Company relied upon to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid.

On October 7, 2004, the Company issued 10,000 shares of its restricted common stock to Mr. Arthur Tipling Sempliner to become the Company's Director of New Product Development. The shares were valued at $.10 per share for a total value of $1,000.00. . Mr. Sempliner executed an investment letter which the Company relied upon to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid.

Item 6. Management's Discussion and Analysis or Plan of Operation
During late fiscal 2003 and into fiscal 2004, the Company decided to change its strategy from the manufacture of disposable cameras, recoil pads and targets to concentrate on research and development of other products to be used to increase safety in the event of hostile fires.

The Company is developing and testing two new safety devices intended to save lives in the event of hostile fire. One device is the Flame Tame(TM), a unit that automatically sprays a fire retardant material covering approximately 200 square feet when activated by heat in excess of 145 degrees Fahrenheit. The other is a portable descent device to enable individuals to escape if trapped at the upper floors of a burning building. The device allows individuals a last resort avenue of escape. The Company believes that since the disaster of 9/11, the descent device has become a very viable product with great potential for the Company. The Company is presently in the development and testing stages of a prototype of the descent device. Should development and testing be successful, the Company will compile everything necessary so that the descent device can be given out for manufacturing bids. The Company has established a projected schedule of ninety days to complete its development and testing and another ninety days thereafter should testing be successful to start seeking production bids. The Company must stress that the timetable set forth is an estimate and can vary as the result of factors inherent in research and development projects. The Company has retained Arthur Tipling Sempliner, to complete the development and testing of the descent device and to ready everything required for the Company to put the device out for production bids. Mr. Sempliner has become the Company's Director of New Product Development. Mr. Sempliner is an adjunct Associate Professor at Pratt Institute in Brooklyn, NY. He is working on both the Flame Tame(TM) and the development of the individual portable descent device. The Flame Tame(TM) has been placed on the back burner pending pre-production completion of the descent device and actual production of the descent device. All lack of capital problems that exist for the Flame Tame(TM) also exist for the descent device as hereinafter described.

During the past two years, the Company has had two different working prototypes of the Flame Tame(TM) manufactured and tested. Although the Company is satisfied with the operation of the second prototype it intends to design a third prototype that will incorporate certain aesthetic and functional modifications that it believes will potentially increase its market and reduce its projected manufacturing costs. Management believes that its United States patent gives the Fame Tame(TM) broad United States protection against another company duplicating the device and competing with the Company. However, even after the completion of the third working prototype, further intensive testing will be necessary before this product will be ready for manufacture and distribution. Approvals of independent testing laboratories may be required before the product can be brought to market. The Company lacks the necessary capital to complete the third prototype. There is no assurance that the Company will be able to raise the necessary capital and if it is able to raise said capital it will be on terms favorable to the Company. Should the Company raise the capital necessary to complete the third prototype, it does not have the capital required for the intensive testing it will require. The Company is not now seeking that capital and does not know whether it will be able to raise that capital when required. Management knows that should the Flame Tame(TM) pass all of its preproduction tests, it does not have the capital for production or marketing of the product and has not established a plan to seek the required capital.

As a result in this change in strategy, the Company reclassified certain income and expense items previously reported. The Company reported losses from discontinued operations of $14,337 and $149,989 in 2004 and 2003 respectively.

The following analysis for fiscal years 2004 and 2003 reflect the operations of the Company without regards to discontinued operations.

Revenue, included in discontinued operations for the year ended December 31, 2004 was $43,301, a decrease of $59,252 or 57.8% from the year ended December 31, 2003. The Company, being short on funds, concentrated primarily on selling cameras sold to law enforcement agencies which generate a profit margin greater than selling to private label distributors. Continued weakness of the economy especially in the travel and leisure industry where the Company sold the majority of its single use cameras also decreased. The Company has not invested any resources towards the production and sale of cameras, targets and recoil pads; therefore sales were minimal.

Cost of sales for the year ended December 31, 2004 was 68.1% of revenues resulting in a gross profit of 31.9%, an increase from the year ended December 31, 2003 where the gross loss was 23.0%. In 2003, the Company wrote off its inventory which consisted of camera shells and other items as well as prepaid packaging materials for products which were no longer being produced. The write off of inventory and prepaid packaging totaled $57,519 which increased the cost of sales by 56.1%. The Company has reduced labor costs by purchasing assembled single use cameras from another manufacturer and then packaging and shipping the products

Total operating expenses for the year ended December 31, 2004 were $166,380, a decrease of $32,520 from the year ended December 31, 2003. Advertising and General and administrative expenses decreased by approximately $52,000. The major categories of decreases were advertising and other selling expenses which decreased $8,000, legal expenses, decreased by $19,000; royalties declined by $7,500, telephone declined by $12,000, insurance decreased by $7,000, and shareholder expenses decreased by $4,000. Research and development expenses for the year ended December 31, 2004 were $36,150, an increase of $19,136.

During 2003, the Company wrote off goodwill of $21,883 associated with the purchase of Shootru Inc., which the Company determined that the carrying value of the asset may not be recoverable. In addition, the Company wrote off $40,000, the value of an option to repurchase the facilities in Amsterdam, New York due to the lack of funds and interest in reacquiring the facilities. These expenses have been reclassified to discontinued operations.

Interest expense for the year ended December 31, 2004 was $41,720, a decrease of $5,210 from the year ended December 31, 2003.

Liquidity and Capital Resources
As of December 31, 2004, the current liabilities exceeded the current assets by approximately $1,441,000. The Company has primarily relied on the proceeds of private placements and officers' loans to fund operations and the issuance of common stock for certain consulting and professional services.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

ITEM 8A.  Controls and Procedures

      Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 8B.  Other Information

          None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Name                 Age  Position With Company              Year First Became
                                                             Director or Officer

Morton Berger        76   President/CFO/Director                  1986

Lillian Berger       74   Secretary/Treasurer/Director            1986

Stephen Steeneck     37   Chief Executive Officer/Director        2002

Michael A. Konecny   49   Director                                2003

Each director serves until the next annual meeting of shareholders and until his or her respective successor is duly elected and qualifies. Executive officers are elected by the Board of Directors to serve at the discretion of the directors

MORTON BERGER-President/Director- is our President, CFO and Chairman of our Board of Directors. He has served as President and Director since September 1993. Mr. Berger graduated from New York University Law School in June of 1952 and was admitted to practice in the State of New York. He served in the United States Army immediately after graduating New York University School of Law and served in combat in Korea until his honorable discharge in 1954. From 1954 until 1987 he practiced law and was admitted to practice in the first, second, third, fifth, seventh, ninth and eleventh federal circuits and tried cases in district courts in each of those circuits. He also did Appeals work in each of those federal circuits. From 1964 until March of 1966 he was general counsel and vice president of Marks Polarized Corporation, a public company that specialized in research and development in which capacity he was the licensing coordinator for the company and specialized in procuring government research and development contracts. From March 1966 until the end of 1968 he was the President of Research Frontiers, Inc and its subsidiary Cameras For Industry, Inc. During his tenure as president of Cameras For Industry, Inc., the company developed and distributed the first surveillance cameras used in banks. Commencing in mid 1968 until the end of 1969, Mr. Berger was the President of Aolian Research Company and developed new methods of vacuum deposition. Mr. Berger's business experience is wide and diversified. He has managed various artists in the music industry and in 1985, one of the musical groups he managed, Grand Master Flash and the Furious Five obtained the first contract with a major label ever obtained by a Rap Group. Many consider this the beginning of Rap music in the United States.

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

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics was filed with the prior year's annual report as Exhibit 14.1. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to Attn: Morton Berger, 13 Eastbourne Road, Chestnut Ridge NY 10977 The Company's telephone number is (845) 425-6484.

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

                 Name and Address of       Amount and Nature (1)    Percent
Title of Class   Beneficial Owner          Of Beneficial Owner      of Class (2)
--------------   -------------------       --------------------     -----------

Common           Lillian Berger (3)
                 13 Eastbourne Drive
                 Spring Valley, NY10977         415,415              27.97%

Common           Morton Berger (4)
                 13 Eastbourne Drive
                 Spring Valley, NY 10977         45,315               3.05%

Common           Henry Steeneck                 110,000               7.40%
                 2676 Old Yorktown Road
                 Yorktown Heights, NY 10598

Common           Stephen Steeneck (5)           110,000               7.40%
                 2676 Old Yorktown Road
                 Yorktown Heights, NY 10598

                 Michael Konecny (6)                -0-                -0-
                 15 Constitution Drive
                 Leonardo, NJ 07737
                 -----------------------
                 Includes all Officers and
                 Directors of the Company
                 As a group (2 persons)(6)      680,730              45.82%

(1) Includes the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar obligations.

(2) Based upon 1,505,034 shares outstanding, plus the amount of shares each person or group has the Right to acquire within 60 days pursuant to options, warrants, rights, conversion privileges or similar Obligations.

(3)   Lillian Berger is Secretary-Treasurer and a director of the Company.

(4)   Morton Berger is President and a director of the Company.

(5)   Stephen  Steeneck  is the Chief  Executive  Officer  and a Director of the
      Company.

(6)   Michael Konecny is a Director of the Company.

Item 12.   Certain Relationships and Related Transactions
           None

Except as set forth above, the Company has not entered into any transaction during the last two years and it has not proposed any transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

-     Any director or executive officer of the Company;
-     Any nominee for election as a director;
- Any security holder named in the "Security Ownership of Certain Beneficial Owners and "management" section above; and
- Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report

    Index to Financial Statements                                        Page
                                                                         ----

    Report of Independent Registered Public Accountant Accounting Firm   F-1

    Consolidated Balance Sheet as of December 31, 2004.                  F-2

    Consolidated Statements of Operations for the Years ended
       December 31, 2004 and 2003                                        F-3

    Consolidated Statements of Stockholders' (Deficit)  for the
    Years ended December 31, 2004 and 2003.                              F-4

    Consolidated Statements of Cash Flows for the Years
       Ended December 31, 2004 and 2003.                                 F-5

    Notes to Financial Statements.                                       F-6-10

(b) Exhibits

Exhibit
Number      Description

14.1 Code of Ethics and Business Conduct (incorporated by reference Form 10 KSB December 31, 2003) 21.1 List of Subsidiaries

31.1 Certification by Stephen Steeneck, Chief Executive Officer, pursuant to Section 302of the Sarbanes- Oxley Act of 2002

31.2        Certification by Morton Berger, Chief Financial Officer, pursuant to
            Section 302of the Sarbanes- Oxley Act of 2002

32.1        Certification by Morton Berger, Chief Financial Officer, pursuant to
            Section 906of the Sarbanes- Oxley Act of 2002

(c)   Reports on Form  8-K.
      Form 8-K/A dated April 5, 2005
      Form 8-K dated February 23, 2005

                                   Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Safari Associates, Inc.
                                  (Registrant)


                                            By
                                                    ----------------------------
                                                    MORTON BERGER, PRESIDENT


Date: April 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 26, 2005                        By:      /s/ Morton Berger
                                                     ---------------------------
                                                     Morton Berger Director


Date: April 26, 2005                        By:      /s/ Lillian Berger
                                                     ---------------------------
                                                     Lillian Berger, Director


Date: April 26, 2005                        By:      /s/ Stephen Steeneck
                                                     ---------------------------
                                                     Stephen Steeneck, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Safari Associates, Inc.
Chestnut Ridge, New York

We have audited the accompanying consolidated balance sheet of Safari Associates, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2004 and for the period January 1, 2003 (inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safari Associates, Inc. and Subsidiaries at December 31, 2004 and the results of their operations and their cash flows for each of the two years ended December 31, 2004and for the period January 1, 2003 (inception of development stage) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Linder & Linder
Linder & Linder
Certified Public Accountants

Dix Hills, New York
April 19, 2005

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS
                                                                        2004
                                                                    -----------
Current Assets:

Cash                                                                $     2,668
Prepaid Expenses                                                         15,800
                                                                    -----------

         Total Current Assets                                            18,468
                                                                    -----------
Property, Plant and Equipment:
Net of accumulated depreciation of $39,767                                3,365

Other Assets:
Other Assets                                                              8,466
                                                                    -----------

         Total Assets                                               $    30,299
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities

Notes Payable                                                       $    15,000
Accounts Payable                                                        276,194
Payroll and Other Taxes Payable                                          26,472
Accrued Expenses                                                        443,644
Convertible Notes Payable                                               505,500
Loan -Stockholders                                                      192,200
                                                                    -----------

         Total Current Liabilities                                    1,459,010
                                                                    -----------

Commitments and Contingencies

Stockholders' (Deficit):

Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   Outstanding 1,505,034 shares                                           1,505
Additional Paid-in Capital                                            1,982,454
Deficit Accumulated During Development Stage                           (401,646)
Retained (Deficit)                                                   (3,011,024)
                                                                    -----------
         Total Stockholders (Deficit)                                (1,428,713)
                                                                    -----------

         Total Liabilities and Stockholders' (Deficit)              $    30,299
                                                                    ===========

   The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
             AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2004
                          (PERIOD OF DEVELOPMENT STAGE)

                                            Cumulative
                                            Loss during
                                            Development
                                            Stage          2004          2003
                                            ---------    ---------    ---------
Operating Expenses:
General and Administrative Expenses         $ 259,832      104,088    $ 155,744
Research and Development Costs                 53,164       36,150       17,014
                                            ---------    ---------    ---------
         Total Operating Expenses             312,996      140,238      172,758
                                            ---------    ---------    ---------

Net (Loss) from Operations                   (312,996)    (140,238)    (172,758)
Interest Expense                               88,650       41,720       46,930
                                            ---------    ---------    ---------

Loss from continuing operations             $(401,646)    (181,958)    (219,688)
                                                                      =========
Discontinued operations
Loss from discontinued operations                          (14,337)    (149,989)
                                                         ---------    ---------
         Net (Loss)                                      $(196,295)   $(369,677)
                                                         =========    =========

Earnings per share
From continuing operations                               $    (.12)   $    (.15)
Loss from discontinued operations                             (.01)        (.10)
                                                         ---------    ---------

Net (Loss) Per Common Share                              $    (.13)   $    (.25)
                                                         =========    =========

Weighted Average Shares Outstanding                      1,493,784    1,478,274
                                                         =========    =========

   The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
             AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 30, 2004
                          (PERIOD OF DEVELOPMENT STAGE)

                                                                                           Deficit
                                              Common Stock        Additional    During   Accumulated
                                             Par Value $.001       Paid-In    Development  Retained
                                            Shares     Amount      Capital      Stage     (Deficit)
                                          ----------  ---------   ----------  ---------  -----------
Balance January 1, 2003                   13,777,763  $  13,778   $1,930,660  $      --  $(2,846,698)

Shares issued for consulting services        372,024        372       12,649
Shares issued by private placement           700,000        700       23,800
Reverse stock split (1 for 10)           (13,364,753)   (13,365)      13,365
Net (loss)                                                                     (219,688)    (149,989)
                                          ----------  ---------   ----------  ---------  -----------

Balance December 31, 2003                  1,485,034      1,485    1,980,474   (219,688)  (2,996,687)


Shares issued for consulting services         20,000         20        1,980
Net (loss)                                                                     (181.958)     (14,337)
                                          ----------  ---------   ----------  ---------  -----------


Balance December 31, 2004                  1,505,034  $   1,505   $1,982,454  $(401,646) $(3,011,024)
                                          ==========  =========   ==========  =========  ===========


   The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
             AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2004
                          (PERIOD OF DEVELOPMENT STAGE)



                                               Cumulative
                                               During
                                               Development
                                               Stage         2004        2003
                                               --------    --------    --------
Cash Flows from Operating Activities:
Net (Loss)                                    $(401,646)  $(196,295)  $(369,677)
Adjustment to Reconcile Net (Loss)
   to net cash used in operating activities:
      Depreciation and Amortization                           6,355       8,263
      Write off of goodwill                                      --      21,883
      Write off of option to repurchase property                 --      40,000
      Stock issued for services                  15,021       2,000      13,021
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                        2,351      28,364
   Inventory                                                     --      37,792
   Prepaid Expenses and Other Assets             39,948      18,205      21,743
   Accounts Payable                                           2,510     (10,968)
   Payroll and Other Taxes Payable                             (758)     (1,099)
   Accrued expenses                             238,450     119,720     118,730
                                               --------    --------    --------

    Net Cash Used in Operating Activities      (108,227)    (45,912)    (91,948)
                                               --------    --------    --------

Cash Flows from Discontinued Operations:
    Net cash Used in Discontinued Operations    (29,633)

Cash Flows from Financing Activities:
Issuance of Common Stock                         24,500          --      24,500
Loans Stockholder                                96,060      47,038      49,022
                                               --------    --------    --------

    Net Cash Provided by Financing Activities   120,560      47,038      73,522
                                               --------    --------    --------

Net Increase (Decrease) in Cash                 (17,300)      1,126     (18,426)

Cash - Beginning of Year                         19,968       1,542      19,968
                                               --------    --------    --------

Cash - End of Year                             $  2,668    $  2,668    $  1,542
                                               ========    ========    ========

   The accompanying notes are an integral part of these Financial Statements.

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1  - Description of Business
Safari Associates, Inc. (the "Company"), a Utah Corporation was incorporated on July 30, 1980. Since 1997, the Company has incorporated four wholly owned operating subsidiaries; Safari Camera Corporation, Inc., which manufactured recycled single use disposable cameras, selling to distributors and retail stores; Photography for Evidence, Inc., doing business under the name Smith & Wesson(R) Cameras, sold recycled single use cameras to law enforcement agencies; Impact Dampening Technology, Inc., doing business under the name Smith & Wesson(R) Targets, to manufacture and sell targets. In March 1998, the Company acquired Shoothru, Inc., a company that developed and designed a product line of self-sealing reactive targets. During 2003, the Company decided not to renew its license with Smith & Wesson Corporation and in doing so discontinued using the name of Smith & Wesson(R) on its products

During late fiscal 2003 and into fiscal 2004, the Company decided to change its strategy from the manufacture and distribution of disposable cameras, recoil pads and self sealing targets to concentrate on research and development of fire safety equipment. Due to this change in strategy, the Company now considers itself a Development Stage Company.

Note 2  - Summary of Significant Accounting Policies:
Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and all its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Inventory
Inventory is stated at the lower of cost, using the first-in, first-out basis or market.

Property and Equipment
Property  and  equipment  are  recorded  at  cost  and  depreciated   using  the
straight-line method over their estimated useful lives. The cost of maintenance and repairs is charged to operations as incurred.

Intangibles
Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition and was being amortized using the straight-line method over 15 years. Effective to the issuance of FASB No. 142, the Company discontinued amortizing goodwill. The Company follows Statement of Financial Accounting Standard No. 144, Impairment of Long-lived Assets, by reviewing such assets for impairment annually or whenever events or
changes  in  circumstances   indicate  that  the  carrying  amount  may  not  be
recoverable.

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

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Estimates and Assumptions
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates

Reclassification
Certain items reflected in the balance sheet, statement of operations, and cash flow statements have been reclassified to reflect the Company's change in strategy and the change to a development stage company.

Note 3 - Development Stage Operations

During 2003, the Company changed its strategy from a manufacturing Company to a research and development company devoting its resources to the development of two new products for fire safety. All prior manufacturing operations had ceased by the end of fiscal 2004.

Note 4- Discontinued Operations

During 2003 and 2004, the Company changed its strategy from manufacturing to research and development. As a result of this strategy the Company wrote off in 2003 the remaining camera inventory, prepaid packaging costs, goodwill associated with the purchase of Shoothru Inc. and the option to repurchase the facilities located in Amsterdam, New York. All the above transactions are directly related to the manufacturing operations, and therefore are included in discontinued operations.

Note  5  -  Other Assets

Other assets include the following:
Prepaid consulting                                                    $   7,351
Trademarks                                                                1,115
                                                                      ---------

                  Total                                               $   8,466
                                                                      =========

Prepaid consulting arose from two issuances totaling 500,000 restricted shares of the Company's common stock valued at $79,000 which is being amortized over the life of the contract. The shares issued were fully vested upon the execution of the contract.

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  6  -  Income Taxes
There is no provision for federal or state income taxes for the years ended December 31, 2004 and 2003 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 30, 2004 and 2003 consist of the following:


                                      2004           2003
                                  -----------    -----------

Net Operating Loss Carryforward   $ 1,160,000    $ 1,110,000

Property and Equipment                 (2,500)        (1,200)
                                  -----------    -----------

                                    1,157,500      1,108,800

Valuation Allowance                (1,157,500)    (1,108,800)
                                  -----------    -----------

                                  $       -0-    $     - 0 -
                                  ===========    ===========

As of December 31, 2004, the Company has a net unused operating loss carryforward of approximately $2,900,000, which expire in various years from 2008 through 2024.

Note  7  -  Notes Payable
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

On August 9, 2001, the Company and three shareholders agreed to convert a total of $460,500 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes. The convertible notes are for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003.The notes are convertible into restricted shares of common stock at a conversion rate of $.25 per share. The notes have been extended on a month to month basis by mutual consent of the parties.

Notes Payable
The Company borrowed a total of $15,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 8% and 9% per annum. The notes have been extended on a month-to-month basis by mutual consent of the parties.

Note  8- Goodwill

During 2003, the Company determined that goodwill which had been recorded when the acquired Shootru Inc. was no longer recoverable and therefore the Company recorded a charge to income of $21,883, that being the value of the goodwill prior to the charge.

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Option to Repurchase Property

As of December 31, 2003, the Company determined that they no longer had the ability and that they no longer needed to reacquire the premises on which it had an option. The option allowed the Company to reacquire the property for $92,000 any time prior to June 19,2004. As a result , the Company has recorded a charge to income of $40,000, which was the value of the 200,000 restricted shares of common stock issued for the option .

Note 10- Loan Stockholders

During  2004,  Mrs.  Berger  loaned the Company  $7,038 for a total of $106,800.
During 2003, Mrs. Berger loaned the Company $3,622 and personally assumed $73,092 of liabilities which were previously owed by the Company.

During 2004, Mr. Steeneck , the Chief Executive Officer ("CEO)/ Director of the Company loaned the Company $40,000 for a total of $85,400 which has been used for working capital. During 2003, Mr. Stephen Steeneck loaned to the Company a total of $45,400.

Note 11 Common Stock

On October 7, 2004, the Company issued 10,000 restricted shares of common stock for professional services valued at $.10 per share or$1,000.

On April 26, 2004, the Company issued 10,000 restricted shares of common stock for professional services valued at $.10 per share or$1,000.

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

On January 24, 2003 , the Company issued 372,024 restricted shares of common stock for professional services valued at $.035 per share or $13,021.

On January 23, 2003, the Company issued 350,000 restricted shares of common stock to Mr. Stephen Steeneck "CEO" of the Company at $.035 per share for a total of $12,500.

On January 24, 2003 , the Company issued 350,000 restricted shares of common stock to Mr. Henry Steeneck "CEO" of the Company at $.035 per share for a total of $12,500. The proceeds from issuance of common stock were used for working capital.

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12-Commitments & Contingencies
Employment Agreement
On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year-to-year basis. Compensation shall be paid at the rate of $52,000 per year.

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

Note 13  - Going Concern

As of December 31, 2004, the Company had a working capital deficit of approximately $1,441,000 and a stockholder's deficit of $1,428,713. In addition, the Company has no significant operations to sustain themselves. The Company has changed strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently exploring different methods of raising additional equity capital through private placements, loans from stockholders or by other means. There is no assurance that the Company will be successful in its efforts to raise additional capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern

Note 14-Subsequent Event

On March 8, 2005, there was a fire at the facilities where the Company previously had its manufacturing operation, destroying all the inventory and equipment that the Company had written off due to discontinued operations. The Company was not insured for the loss