Form 10QSB
period 2005-03-31
SAFARI ASSOCIATES INC
filed 2005-05-24
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005


                        Commission file number 0 - 30215


                             SAFARI ASSOCIATES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                     UTAH                               87-9369569
        -------------------------------          ----------------------
        (State or Other Jurisdiction of               (IRS Employer
        Incorporation or Organization)           Identification Number)



                13 EASTBOURNE DRIVE,CHESTNUT RIDGE,NEW YORK 10977
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (845) 425-6484
                           ---------------------------
                           (Issuer's Telephone Number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes __X__   No ___

As of May 21, 2005 1,505,034 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART  I  -  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                - Consolidated Balance Sheet as of March 31, 2005              3

                - Consolidated Statements of Income for the three
                  months ended March 31, 2005 and 2004                         4

                - Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2005 and 2004                         5

                - Notes to Consolidated Financial Statements.                6-9

         Item 2 - Management's Discussion and Analysis
                  Or Plan of Operations.                                   10-11


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.                                          11

         Item 2 - Changes in Securities and Use of Proceeds.                  11

         Item 3 - Default upon Senior Securities.                             11

         Item 4 - Submission of Matters to a Vote of Security Holders.        11

         Item 5 - Other Information.                                          11

         Item 6 - Exhibits and Reports on Form 8-K.                        11-12


SIGNATURES                                                                    12

                         PART I - FINANCIAL INFORMATION

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005


                                     ASSETS
                                                                       2005
CURRENT ASSETS:                                                     (UNAUDITED)
                                                                    -----------
Cash                                                                $     6,229
Prepaid Expenses                                                         15,800
                                                                    -----------
         Total Current Assets                                            22,029
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT:
Net of Accumulated Depreciation of $9,461                                   568
                                                                    -----------
OTHER ASSETS:
Other Assets                                                              4,516
                                                                    -----------

         Total Assets                                               $    27,113
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Notes Payable                                                       $    15,000
Accounts Payable                                                        287,604
Payroll and Other Taxes Payable                                          26,472
Accrued Expenses                                                        469,079
Loan Stockholders                                                       204,200
Convertible Notes Payable                                               505,500
                                                                    -----------
         Total Current Liabilities                                    1,507,855
                                                                    -----------

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   outstanding 1,505,034 shares                                           1,505
Additional Paid-in Capital                                            1,982,454
Deficit Accumulated During Development Stage                           (451,446)
Retained (Deficit)                                                   (3,013,255)
                                                                    -----------
         Total Stockholders' (Deficit)                               (1,480,742)
                                                                    -----------

         Total Liabilities and Stockholders' (Deficit)              $    27,113
                                                                    ===========

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE THREE ENDED MARCH 31, 2005 AND 2004
              AND FOR THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2005

                                        CUMULATIVE
                                        LOSS DURING
                                        DEVELOPMENT
                                           STAGE           2005           2004
                                        -----------    -----------    -----------
                                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

OPERATING EXPENSES:
General and Administrative Expenses     $   285,247    $    25,415    $    25,358
Research and Development Costs               67,114         13,950          6,450
                                        -----------    -----------    -----------

         Total Operating Expenses           352,361         39,365         31,818
                                        -----------    -----------    -----------

Net (Loss) from Operations                 (352,361)       (39,365)       (31,808)

Interest Expense                             99,085         10,435         10,435
                                        -----------    -----------    -----------

Loss from Continuing Operations         $  (451,446)       (49,800)       (42,243)
                                        ===========

Discontinued Operations
Loss from Discontinued Operations                           (2,231)        (7,883)
                                                       -----------    -----------

Net (Loss)                                             $   (52,031)   $   (50,126)
                                                       ===========    ===========

Earnings Per Share
From Continuing Operations                             $      (.03)   $      (.03)
Loss from Discontinued Operations                             (.00)          (.00)
                                                       -----------    -----------
Net (Loss) Per Common Share                            $      (.03)   $      (.03)
                                                       ===========    ===========


Weighted Average Shares Outstanding                      1,505,034      1,484,978
                                                       ===========    ===========

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
              AND FOR THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2005
                          (PERIOD OF DEVELOPMENT STAGE)

                                                        CUMULATIVE
                                                        LOSS DURING
                                                        DEVELOPMENT
                                                            STAGE        2005         2004
                                                         ---------    ---------    ---------
                                                        (UNAUDITED)  (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                        $(453,675)   $ (52,031)   $ (50,126)
Adjustment to Reconcile Net Income (Loss)
   to net cash used in operating activities:                   568          568
     Depreciation and Amortization                                                     1,590
     Loss on disposition of property and equipment                        2,229
     Services provided for common stock                     15,021
Changes in Operating Assets & Liabilities:
Accounts Receivable                                                                   (1,224)
Prepaid Expenses and Other Assets                           43,898        3,950        3,950
Accounts Payable                                            11,510       11,510        4,010
Accrued Expenses                                           263,875       25,335       28,935
                                                         ---------    ---------    ---------

         Net Cash Used in Operating Activities            (116,664)      (8,439)     (12,865)
                                                         ---------    ---------    ---------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
         Net Cash Used in Discontinued Operations          (27,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock                                    24,500
Cash Overdraft                                                                         1,202
Loans Stockholder                                          108,060       12,000       12,862
                                                         ---------    ---------    ---------
         Net Cash Provided by Financing Activities         132,560       12,000       14,064
                                                         ---------    ---------    ---------

Net Increase (Decrease) in Cash                            (13,739)       3,561        1,199

Cash - Beginning of Period                                  19,968        2,668        1,542
                                                         ---------    ---------    ---------

Cash - End of Period                                     $   6,229    $   6,229    $   2,741
                                                         =========    =========    =========

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial information is submitted in response to the requirements of Form 10-QSB and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Safari Associates, Inc. and subsidiaries ("The Company") believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2005.

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

NOTE 3 - DEVELOPMENT STAGE OPERATIONS

During 2003, the Company changed its strategy from a manufacturing company to a research and development company devoting its resources to the development of two new products for fire safety. All prior manufacturing operations had ceased by December 31, 2004.

NOTE 4- DISCONTINUED OPERATIONS

During 2003 and 2004, the Company changed its strategy from manufacturing to research and development. As a result of this strategy the Company wrote off in 2003 the remaining camera inventory, prepaid packaging costs, goodwill associated with the purchase of Shoothru Inc. and the option to repurchase the facilities located in Amsterdam, New York. All the above transactions are directly related to the manufacturing operations, and therefore, are included in discontinued operations.

NOTE  5  -  OTHER ASSETS

Other assets include the following:
Prepaid consulting                                  $    3,401
Trademarks                                               1,115
                                                    ----------

                  Total                             $    4,516
                                                    ==========


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

There is no provision for federal or state income taxes for the three months ended March 31, 2005 and 2004 since the Company has incurred operating losses. Additionally, the Company has provided a valuation allowance for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at March 31, 2005 and 2004 consist of the following:

                                                    2004              2003
                                                -----------       -----------
         Net Operating Loss Carryforward        $ 1,180,000       $ 1,130,000
         Property and Equipment                      (2,500)           (1,200)
                                                -----------       -----------
                                                  1,177,500         1,128,800
         Valuation Allowance                     (1,177,500)       (1,128,800)
                                                -----------       -----------
                                                $      -0-        $     -0-
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

NOTE 8- LOAN STOCKHOLDERS

At March 31, 2005, a major stockholder of the Company, loaned the Company a total of $106,800.

During   the  three   months   ended   March   31,2005,   the  chief   executive
officer/Stockholder of the Company loaned the Company $12,000 for a total of $97,400.

All loans from stockholders have been used to provide the Company with working capital and are non-interest bearing and due on demand.

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

NOTE 10  - GOING CONCERN

As of March 31, 2005, the Company had a working capital deficit of $1,485,926 and a stockholder's deficit of $1,480,842. In addition, the Company has no significant operations to sustain themselves. The Company has changed strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM  2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Operating  expenses  for the three  months  ended  March 31,  2005 were  $39,365 compared to $31,818 for the three months ended March 31,2004. Research and development costs increased by $7500. The Company has eliminated all but necessary expenses which include officer's compensation, accounting and filing of quarterly reports.

In the three months ended March 31, 2005, the Company included a loss from discontinued operations of $2,331 which was a loss on the destruction of all remaining equipment from a fire at the former facilities in Amsterdam, New York on March 8, 2005. In 2004 the Company had a loss from discontinued operations of $7,883.

Interest expense for the three months ended March 31, 2005 and 2004 was $10,435.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the current liabilities exceeded the current assets by approximately $1,486,000. The Company has primarily relied on the proceeds of and officers' loans to fund operations and the issuance of common stock as payment for certain consulting and professional services.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None


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

ITEM   3 DEFAULTS UPON SENIOR SECURITIES
                           None.

ITEM   4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None.

ITEM   5 OTHER INFORMATION
                           None.

ITEM   6 EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

            31.1 Certification by Morton Berger Chief Financial Officer pursuant to Section 302 of the Sarabanes-Oxley Act of 2002.

            31.2 Certification by Steven Steeneck Chief Executive Officer pursuant to Section 302 of the Sarabanes-Oxley Act of 2002.

            32.1 Certification by Morton Berger Chief Financial Officer pursuant to Section 906 of the Sarabanes-Oxley Act of 2002.

(b) Reports on Form 8-K


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SAFARI  ASSOCIATES,  INC.


                                              -------------------------------
                                              Morton Berger
                                              Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  May 23, 2005                       By:  /s/ Morton Berger
                                               ------------------------------
                                               Morton Berger  Director

Date:  May 23, 2005                       By:  /s/ Lillian Berger
                                               ------------------------------
                                               Lillian Berger, Director

Date:  May 23, 2005                       By:  /s/ Stephen Steeneck
                                               ------------------------------
                                               Stephen Steeneck, Director