Form 10QSB
period 2005-06-30
SAFARI ASSOCIATES INC
filed 2005-08-19
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                        Commission file number 0 - 30215


                             SAFARI ASSOCIATES, INC.
        (Exact name of small business issuer as specified in its charter)


                    Utah                                 87-9369569
                    ----                                 ----------
         (State or other jurisdiction of               (IRS Employer
         incorporation or organization)             Identification Number)



               13 Eastbourne Drive, Chestnut Ridge, New York 10977
               ---------------------------------------------------
                    (Address of principal executive offices)


                                 (845) 425-6484
                                 --------------
                           (Issuer's Telephone Number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

As of August 15, 2005 1,504,978 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS
                                -----------------

                                                                                   PAGE
Part  I  -  Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheet as of June 30, 2005                     3

                  Consolidated Statements of Operations for the three and six
                  months ended June 30, 2005 and 2004                                4

                  Consolidated Statements of Cash Flows for the three and six
                  months ended June 30, 2005 and 2004                                5

                  Notes to Consolidated Financial Statements.                      6-8

         Item 2 - Management's Discussion and Analysis
                      Or Plan of Operations.                                         9


  Part II - Other Information

         Item 1 - Legal Proceedings                                                 10

         Item 2 - Changes in Securities and Use of Proceeds                         10

         Item 3 - Default upon Senior Securities                                    10

         Item 4 - Submission of Matters to a Vote of Security Holders               10

         Item 5 - Other Information                                                 10

         Item 6 - Exhibits and Reports on Form 8-K.                                 10


Signatures                                                                          10

                         PART I - FINANCIAL INFORMATION

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005

                                     ASSETS
                                                                   2005
Current Assets:                                                 (Unaudited)
                                                               ------------

Cash                                                           $      2,724
Prepaid Expenses                                                     15,251
                                                               ------------
         Total Current Assets                                        17,975
                                                               ------------

Property, Plant and Equipment:
Net of Accumulated Depreciation of $10,100                               --
                                                               ------------
Other Assets:
Trademarks                                                            1,115
                                                               ------------

         Total Assets                                          $     19,090
                                                               ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Notes Payable                                                  $     15,000
Accounts Payable                                                    297,604
Payroll and Other Taxes Payable                                      28,619
Accrued Expenses                                                    491,514
Loan Stockholders                                                   218,200
Convertible Notes Payable                                           505,500
                                                               ------------
         Total Current Liabilities                                1,556,437
                                                               ------------

Commitments and Contingencies

Stockholders' (Deficit):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   Outstanding 1,504,978 shares                                       1,505
Additional Paid-in Capital                                        1,982,454
Deficit Accumulated During Development Stage                       (507,951)
Retained (Deficit)                                               (3,013,355)
                                                               ------------
         Total Stockholders' (Deficit)                           (1,537,347)
                                                               ------------

         Total Liabilities and Stockholders' (Deficit)         $     19,090
                                                               ============

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
               AND FOR THE PERIOD JANUARY 1, 2003 TO JUNE 30, 2005


                                      Cumulative
                                      Loss During
                                      Development
                                      Stage               2005           2004
                                      ------------    ------------    ------------
                                      (Unaudited)      (Unaudited)     (Unaudited)
Operating Expenses:
General and Administrative Expenses   $    307,367    $     47,535    $     46,246
Research and Development Costs              91,064          37,900          16,250
                                      ------------    ------------    ------------

         Total Operating Expenses          398,341          85,435          62,496
                                      ------------    ------------    ------------

Net (Loss) from Operations                (398,431)        (85,435)        (62,496)

Interest Expense                           109,520          20,870          20,869
                                      ------------    ------------    ------------

Loss from Continuing Operations       $   (507,951)       (106,305)        (83,365)
                                      ============
Discontinued Operations
Loss from Discontinued Operations                           (2,331)        (10,655)
                                                      ------------    ------------

Net (Loss)                                            $   (108,636)   $    (94,020)
                                                      ============    ============

Earnings Per Share
From Continuing Operations                            $       (.07)   $       (.05)
Loss from Discontinued Operations                             (.00)           (.01)
                                                      ------------    ------------
Net (Loss) Per Common Share                           $       (.07)   $       (.06)
                                                      ============    ============


Weighted Average Shares Outstanding                      1,504,978       1,484,978
                                                      ============    ============

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004


                                          2005            2004
                                      ------------    ------------
                                       (Unaudited)     (Unaudited)


Operating Expenses:
General and Administrative Expenses   $     22,120    $     20,888
Research and Development Costs              23,950           9,800
                                      ------------    ------------

         Total Operating Expenses           46,070          30,688
                                      ------------    ------------

Net (Loss) from Operations                 (46,070)        (30,688)

Interest Expense                            10,435          10,434
                                      ------------    ------------

Loss from Continuing Operations            (56,505)        (41,122)

Discontinued Operations
Loss from Discontinued Operations               --          (2,772)
                                      ------------    ------------

Net (Loss)                            $    (56,505)   $    (43,894)
                                      ============    ============

Earnings Per Share
From Continuing Operations            $       (.04)   $       (.03)
Loss from Discontinued Operations             (.00)           (.00)
                                      ------------    ------------
Net (Loss) Per Common Share           $       (.04)   $       (.03)
                                      ============    ============


Weighted Average Shares Outstanding      1,504,978       1,484,978
                                      ============    ============

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
               AND FOR THE PERIOD JANUARY 1, 2003 TO JUNE 30, 2005
                          (PERIOD OF DEVELOPMENT STAGE)

                                                         Cumulative
                                                         Loss During
                                                         Development
                                                            Stage            2005            2004
                                                         ------------    ------------    ------------
                                                          (Unaudited)     (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)                                        $   (507,951)   $   (108.636)   $    (94,020)
Adjustment to Reconcile Net Income (Loss)
   to net cash used in operating activities:
     Depreciation and Amortization                              1,148           1,148           3,179
     Services provided for common stock                        15,021
Changes in Operating Assets & Liabilities:
Accounts Receivable                                                                               367
Prepaid Expenses and Other Assets                              47,848           7,900           7,252
Accounts Payable                                               21,410          21,410           4,102
Accrued Expenses                                              288,467          50,017          54,412
                                                         ------------    ------------    ------------

         Net Cash Used in Operating Activities               (134,057)        (28,161)        (24,412)
                                                         ------------    ------------    ------------

Cash Flows from Discontinued Operations:
         Net Cash Used in Discontinued Operations             (31,964)
                                                         ------------

Cash Flows from Investing Activities:
         Loss on disposition of property and equipment          2,217           2,217
                                                         ------------    ------------

Cash Flows from Financing Activities:
Issuance of Common Stock                                       24,500
Loans Stockholder                                             122,060          26,000          32,743
                                                         ------------    ------------    ------------
         Net Cash Provided by Financing Activities            146,560          26,000          32,743
                                                         ------------    ------------    ------------

Net Increase (Decrease) in Cash                               (17,244)             56           8,331

Cash - Beginning of Period                                     19,968           2,668           1,542
                                                         ------------    ------------    ------------

Cash - End of Period                                     $      2,724    $      2,724    $      9,873
                                                         ============    ============    ============

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

The results of operations for the three months ended June 30, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2005.

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

Note 5 - Income Taxes

There is no provision for federal or state income taxes for the three months ended June 30, 2005 and 2004 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at June 30, 2005 and 2004 consist of the following:

                                                 2005              2004
                                            -------------     --------------

         Net Operating Loss Carryforward    $   1,200,000     $    1,180,000
         Property and Equipment                                        2,000
                                            -------------     --------------
                                                1,200,000          1,182,000
         Valuation Allowance                   (1,200,000)        (1,182,000)
                                            -------------     --------------
                                            $         -0-     $          -0-
                                            =============     ==============

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Income Taxes (continued)

As of December 31, 2004, the Company has a net unused operating loss carryforward of approximately $2,900,000, which expire in various years from 2008 through 2024.

Note 6 - Notes Payable
Convertible Notes Payable
On December 20, 2000, one of the creditors of the Company agreed to receive a note from the Company in the amount of $45,000 payable on December 19, 2002, together with interest thereon at the rate of 8% per annum. Commencing one year from the date of the note, the creditor may convert any portion of the note into restricted share of common stock in the Company at a conversion rate of $.15 per share. The note has been extended on a month-to-month basis by mutual consent of the parties.

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

Notes Payable
The Company borrowed a total of $15,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 8% and 9% per annum. The notes have been extended on a month-to-month basis by mutual consent of the parties.
Note 7- Loan Stockholders

During the six months ended June 30, 2005, Mrs. Berger a major stockholder of the Company, loaned the Company $5,038 for a total of $104,800.

During the six months ended June 30,2005, Mr. Steeneck , the Chief Executive Officer ("CEO)/ Director of the Company loaned the Company $28,000 for a total of $113,400 which has been used for working capital.

All loans from stockholders have been used to provide the Company with working capital and are non interest bearing and payable on demand.

Note 8 - Commitments & Contingencies
Employment Agreement

On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year-to-year basis. Compensation shall be paid at the rate of $52,000 per year.

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Note 9 - Going Concern

As of June 30, 2005, the Company had a working capital deficit of $1,538,462 and a stockholder's deficit of $1,537,437. In addition, the Company has no significant operations to sustain themselves. The Company has changed strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

Operating expenses for the six months ended June, 2005 were $47,535 compared to $46,246 for the six months ended June 30, 2004. Research and development costs increased by $21,650. The Company has eliminated all but necessary expenses which include officer's compensation, accounting and filing of quarterly reports.

In the six months ended June 30, 2005, the Company included a loss from discontinued operations of $2,331 which was a loss on the destruction of all remaining equipment from a fire at the former facilities in Amsterdam, New York on March 8, 2005. In 2004 the Company had a loss from discontinued operations of $10,655.

Interest expense for the six months ended March 31, 2005 and 2004 was $20,870.

Liquidity and Capital Resources

As of June 30, 2005, the current liabilities exceeded the current assets by $1,538,462. The Company has primarily relied on the proceeds of private placements and officers' loans to fund operations and the issuance of common stock for certain consulting and professional services.

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

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

                                            SAFARI  ASSOCIATES,  INC.

                                            -------------------------
                                                  Morton Berger
                                                Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    August 19, 2005            By:   /s/ Morton Berger
                                          ---------------------------
                                          Morton Berger Director

Date:    August 19, 2005            By:   /s/ Lillian Berger
                                          ---------------------------
                                          Lillian Berger, Director

Date:    August 19, 2005            By:   /s/ Stephen Steeneck
                                          ---------------------------
                                          Stephen Steeneck, Director