Form 10QSB
period 2005-09-30
SAFARI ASSOCIATES INC
filed 2005-11-18
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


                        Commission file number 0 - 30215


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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No __.

As of November 10, 2005 1,504,978 shares of common stock were outstanding.

                             SAFARI ASSOCIATES, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                          PAGE

Part  I  -  Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheet as of September 30, 2005      3

                  Consolidated Statements of Income for the nine
                  months ended September 30, 2005 and 2004                 4

                  Consolidated Statements of Income for the three
                  months ended September 30, 2005 and 2004                 5

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2005 and 2004                 6

                  Notes to Consolidated Financial Statements.            6-8

         Item 2 - Management's Discussion and Analysis
                      Or Plan of Operations.                               9


  Part II - Other Information

         Item 1 - Legal Proceedings                                       10

         Item 2 - Changes in Securities and Use of Proceeds               10

         Item 3 - Default upon Senior Securities                          10

         Item 4 - Submission of Matters to a Vote of Security Holders     10

         Item 5 - Other Information                                       10

         Item 6 - Exhibits and Reports on Form 8-K.                       10


Signatures                                                                10

                         PART I - FINANCIAL INFORMATION

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

                                     ASSETS
                                                                        2005
Current Assets:                                                     (Unaudited)
                                                                    -----------
Cash                                                                $     5,187
Prepaid Expenses                                                         11,301
                                                                    -----------
         Total Current Assets                                            16,488
                                                                    -----------

Property, Plant and Equipment:
Net of Accumulated Depreciation of $10,100                                 --
                                                                    -----------
Other Assets:
Trademarks                                                                1,115
                                                                    -----------

         Total Assets                                               $    17,603
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Notes Payable                                                       $    15,000
Accounts Payable                                                        297,604
Payroll and Other Taxes Payable                                          28,619
Accrued Expenses                                                        517,449
Loan Stockholders                                                       251,307
Convertible Notes Payable                                               505,500
                                                                    -----------
         Total Current Liabilities                                    1,615,479
                                                                    -----------

Commitments and Contingencies

Stockholders' (Deficit):
Common Stock, par value $.001 authorized
   100,000,000 shares, issued and
   Outstanding 1,504,978 shares                                           1,505
Additional Paid-in Capital                                            1,982,454
Deficit Accumulated During Development Stage                           (568,480)
Retained (Deficit)                                                   (3,013,355)
                                                                    -----------
         Total Stockholders' (Deficit)                               (1,597,876)
                                                                    -----------

         Total Liabilities and Stockholders' (Deficit)              $    17,603
                                                                    ===========

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
            AND FOR THE PERIOD JANUARY 1, 2003 TO SEPTEMBER 30, 2005


                                        Cumulative
                                        Loss During
                                        Development
                                           Stage           2005              2004
                                        -----------     -----------      -----------
                                        (Unaudited)     (Unaudited)      (Unaudited)


Operating Expenses:
General and Administrative Expenses     $   327,511     $    67,679      $    71,987
Research and Development Costs              121,014          67,850           30,200
                                        -----------     -----------      -----------

         Total Operating Expenses           448,525         135,529          102,187
                                        -----------     -----------      -----------

Net (Loss) from Operations                 (448,525)       (135,529)        (102,187)

Interest Expense                            119,955          31,305           31,303
                                        -----------     -----------      -----------

Loss from Continuing Operations         $  (568,480)       (166,834)        (133,490)
                                                                         ===========

Discontinued Operations
Loss from Discontinued Operations                            (2,331)         (12,430)
                                                        -----------      -----------

Net (Loss)                                              $  (169,165)     $  (145,920)
                                                        ===========      ===========

Earnings Per Share
From Continuing Operations                              $      (.11)     $      (.09)
Loss from Discontinued Operations                              (.00)            (.01)
                                                        -----------      -----------
Net (Loss) Per Common Share                             $      (.11)     $      (.10)
                                                        ===========      ===========


Weighted Average Shares Outstanding                       1,504,978        1,484,978
                                                        ===========      ===========

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                            2005             2004
                                        -----------      -----------
                                        (Unaudited)      (Unaudited)

Operating Expenses:
General and Administrative Expenses     $    20,144      $    25,741
Research and Development Costs               29,950           13,950
                                        -----------      -----------
         Total Operating Expenses            50,094           39,641
                                        -----------      -----------

Net (Loss) from Operations                  (50,094)         (39,641)

Interest Expense                             10,435           10,434
                                        -----------      -----------

Loss from Continuing Operations             (60,529)         (50,125)

Discontinued Operations
Loss from Discontinued Operations              --             (1,775)
                                        -----------      -----------

Net (Loss)                              $   (60,529)     $   (51,900)
                                        ===========      ===========

Earnings Per Share
From Continuing Operations              $      (.04)     $      (.03)
Loss from Discontinued Operations              (.00)            (.00)
                                        -----------      -----------
Net (Loss) Per Common Share             $      (.04)     $      (.03)
                                        ===========      ===========


Weighted Average Shares Outstanding       1,504,978        1,484,978
                                        ===========      ===========

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
            AND FOR THE PERIOD JANUARY 1, 2003 TO SEPTEMBER 30, 2005
                          (PERIOD OF DEVELOPMENT STAGE)

                                                          Cumulative
                                                          Loss During
                                                          Development
                                                             Stage            2005           2004
                                                          -----------      ---------      ---------
                                                          (Unaudited)     (Unaudited)    (Unaudited)

Cash Flows from Operating Activities:
Net (Loss)                                                 $(568,480)     $(169,165)     $(145,920)
Adjustment to Reconcile Net Income (Loss)
   to net cash used in operating activities:
     Depreciation and Amortization                             1,148          1,148          4,768
     Services provided for common stock                       15,021
Changes in Operating Assets & Liabilities:
   Accounts Receivable                                                                        (815)
   Prepaid Expenses and Other Assets                          51,798         11,850         11,850
   Accounts Payable and other liabilities                     23,557         23,557          3,493
   Accrued Expenses                                          312,255         73,805         84,804
                                                           ---------      ---------      ---------

         Net Cash Used in Operating Activities              (164,701)       (58,805)       (43,778)
                                                           ---------      ---------      ---------

Cash Flows from Discontinued Operations:
         Net Cash Used in Discontinued Operations            (31,964)
                                                           ---------
Cash Flows from Investing Activities:
         Loss on disposition of property and equipment         2,217          2,217
                                                           ---------      ---------

Cash Flows from Financing Activities:
Issuance of Common Stock                                      24,500
Loans Stockholder                                            155,167         59,107         44,188
                                                           ---------      ---------      ---------
         Net Cash Provided by Financing Activities           179,667         59,107         44,188
                                                           ---------      ---------      ---------

Net Increase (Decrease) in Cash                              (14,781)         2,519            410

Cash - Beginning of Period                                    19,968          2,668          1,542
                                                           ---------      ---------      ---------

Cash - End of Period                                       $   5,187      $   5,187      $   1,952
                                                           =========      =========      =========

                             SAFARI ASSOCIATES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial information is submitted in response to the requirements of Form 10-QSB and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Safari Associates Inc. (the "Company") the Company believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the entire year ending December 31, 2005.

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

Note 5 - Income Taxes

There is no provision for federal or state income taxes for the nine months ended September 30, 2005 and 2004 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at September 30, 2005 and 2004 consist of the following:

                                                  2005             2004
                                              -----------      -----------
Net Operating Loss Carryforward               $ 1,224,000      $ 1,180,000
Property and Equipment                              2,000
                                              -----------      -----------
                                                1,224,000        1,182,000
Valuation Allowance                            (1,224,000)      (1,182,000)
                                              -----------      -----------
                                              $     -0-        $     -0-
                                              ===========      ===========

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

On August 9, 2001, the Company and three shareholders agreed to convert a total of $460,500 of accrued expenses, deferred compensation, and loan payable stockholder into convertible notes. The convertible notes were for a two year period with interest at the rate of 8% per annum, payable quarterly commencing December 1, 2001 until they mature on August 9, 2003.The notes are convertible into restricted shares of common stock at a conversion rate of $.25 per share. The notes have been extended on a month to month basis by mutual consent of the parties.

Notes Payable
The Company borrowed a total of $15,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 8% and 9% per annum. The notes have been extended on a month-to-month basis by mutual consent of the parties.

Note 7- Loan Stockholders

During the nine months ended September 30, 2005, Mrs. Berger a major stockholder of the Company, loaned the Company $10,252 for a total of $107,407.

During the nine months ended September 30,2005, Mr.Henry Steeneck , father of the Chief Executive Officer ("CEO)/ Director of the Company loaned the Company $58,500 for a total of $143,900 which has been used for working capital.

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

Note 9 - Going Concern

As of September 30, 2005, the Company had a working capital deficit of $1,598,991 and a stockholder's deficit of $1,597,876. In addition, the Company has no significant operations to sustain themselves. The Company has changed strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is developing and testing two new safety devices intended to save lives in the event of hostile fire. One device is the Flame Tame, a unit that automatically sprays a fire retardant material covering approximately 200 square feet when activated by heat in excess of 145 degrees Fahrenheit. The other is a portable descent device to enable individuals to escape if trapped at the upper floors of a burning building. The device allows individuals a last resort avenue of escape. The Company believes that since the disaster of 9/11, the descent device has become a very viable product with great potential for the Company. The Company has developed the descent device and has made more than six successful test descents using prototypes of the descent device. The Company considers its development and testing of the device as successful. Presently, the Company's engineer is making minor modifications to the harness system even though the Company considers the descent device ready for production without modifying the harness system and is now compiling everything necessary so that the descent device can be given out to manufacturers for bids. The Company's engineer is completing CAD drawings and preparing a list of materials and components that can be purchased without special manufacturing to enable the Company to send the information to manufacturers capable of manufacturing the devices in mass production in order to get competitive production bids. The Company has established a timetable of sixty days to start seeking production bids. The Company must stress that the timetable set forth is an estimate and can vary as the result of factors inherent in research and development projects. The Company retained Arthur Tipling Sempliner, to develop and test the descent device and to ready everything required for the Company to put the device out for production bids. Mr. Sempliner has become the Company's Director of New Product Development. Mr. Sempliner is an adjunct Associate Professor at Pratt Institute in Brooklyn, NY. He is working on both the Flame Tame and the development of the individual portable descent device. The development of the Flame Tame has been delayed pending pre-production completion of the descent device and actual production of the descent device.

 The lack of capital problems that exist for the Flame Tame(TM) also exist for the descent device as hereinafter described. The Company has not established its marketing plan for the descent device except for the fact that it intends to market the device to other than fire departments. The device has been designed so that it can be used by the resident of a high rise building without the necessity of special training as is required by fire department personnel that use ropes in fighting fires in the lower floors of high rise buildings. The Safari descent device has been designed so that the user can hook the device to a stationary object in the room in which he is trapped and then if unable to be saved by fireman, simply climb out the window and be automatically lowered to the street level at an average speed of three and one-half miles per hour. The unit is designed to perform from any height. It is a unit of last resort and unfortunately we are now aware of those who died in the upper floors of the World Trade Center that did not have any means of escaping. In the past eight months many individuals have died leaping from burning buildings trying to escape the fires. The Company does not doubt that its descent device could have saved many needless deaths and injuries.

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

Operating expenses for the nine months ended September 30, 2005 were $67,679 compared to $71,987 for the nine months ended September 30, 2004. Research and development costs increased by $37,650 over the nine months ended September 30, 2004. The Company has spent $56,000 of the development of the descent device in 2005 compared to $10,000 in 2004, an increase of $46,000. In 2004 the company spent $8,350 on the development of the Flame Tame device whose development has been delayed due to the development of the decent device.The Company has been modifying the prototype of the descent device and the harness system in order to get competitive bids for production. The Company has eliminated all but necessary expenses which include officer's compensation, accounting and filing of quarterly reports.

In the nine months ended September 30, 2005, the Company included a loss from discontinued operations of $2,331 which was a loss on the destruction of all remaining equipment from a fire at the former facilities in Amsterdam, New York on March 8, 2005. In 2004 the Company had a loss from discontinued operations of $12,430.

Interest expense for the nine months ended September 30, 2005 and 2004 was $31,305.

Liquidity and Capital Resources
As of September 30, 2005, the current liabilities exceeded the current assets by $1,598,991. The Company has primarily relied on the proceeds of private placements and officers' loans to fund operations and the issuance of common stock for certain consulting and professional services.

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

ITEM 1   Legal Proceeding
         None.

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

Date: November 10, 2005                  By:   /s/ Morton Berger
                                               ------------------------------
                                               Morton Berger  Director

Date: November 10, 2005                  By:   /s/ Lillian Berger
                                               ------------------------------
                                               Lillian Berger, Director

Date: November 10, 2005                  By:   /s/ Stephen Steeneck
                                               ------------------------------
                                               Stephen Steeneck, Director