Form 10KSB
period 2005-12-31
SAFARI ASSOCIATES INC
filed 2006-04-20
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

Commission file number 0-30215

Safari Associates, Inc.
Name of small business issuer in its charter

Utah      Fed ID 87-9369569
State or other jurisdiction of incorporation or  (I.R.S. Employer Identification No.)
Organization

12753 Mulholland Drive, Beverly Hills, Ca  90210
(Address of principal executive offices)                Zip

Issuer’s telephone number (310) 733-0879

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark , if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenue for the fiscal year ended December 31, 2005 is $ 0 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 31, 2006 amounted to $329,722.

The number of shares outstanding of each of the registrant’s classes of common stock as of December 31, 2005 was 1,505,034 shares.

Page - 1

FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

Part I

Item 1.  Description of Business.

Item 2.  Description of Property.

Item 3.  Legal Proceedings.

Item 4.  Submission of Matters to Vote of Security Holders.

Part ll

Item 5.  Market for Common Equity and Related Stockholder Matters .

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Item 7.  Financial Statements.

Item 8.  Changes in and Disagreements With Accountants Accounting
And Financial Disclosure.

Part lll

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Signatures

Page - 2

PART 1

Item 1. Description of Business

Safari Associates, Inc., (the “Company”) is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation. were filed to change its name from Mag Enterprises, Inc to Safari Associates, Inc.

The Company has eight wholly owned subsidiaries; Safari Group Safety Products, Inc., Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., Safari Target Corporation, Shoothru, Inc., Safari Boat Company, and Safari Lure Company . All the subsidiaries are inactive except for Safari Group Safety Products, Inc. which is a research and development company.

During late fiscal 2003 and into fiscal 2004, the Company decided to change its strategy from the manufacture and distribution of disposable cameras, recoil pads and self sealing targets to concentrate on the research and development of fire safety products.

The Company is developing and testing two safety devices intended to save lives in the event of hostile fire. The Flame Tame™, a fire alarm that automatically sprays a fire retardant material covering approximately 200 square feet when activated by heat in excess of 145 degrees Fahrenheit. The other is a portable descent device to enable individuals to escape from the upper floors of a burning building. The Company believes that since the disaster of 9/11, the descent device has become a viable product with great potential for the Company. The Company is currently testing a prototype of the descent device. Should testing be successful, it intends to commence production of a final prototype and prepare everything necessary to solicit bids for production both in the United States and abroad. The Company has retained Arthur Tipling Sempliner, to complete development and testing of the descent device and solicit bids for its production. Mr. Sempliner is the Company’s Director of New Product Development. Mr. Sempliner is an adjunct Associate Professor at Pratt Institute in Brooklyn, NY. He is working on both the Flame Tame™ and the development of the individual portable descent device.

The Company will require additional capital to fund the development, testing, production and marketing of both the Flame Tame™ and descent device. There is no assurance that the Company will be able to raise the necessary capital, and if it is able to raise said capital that it will be able to do so on terms favorable to the Company.

The Company has one full time employee, its President, Zirk Englebrecht.

Item 2. Description of Property.

The Current principal office of the Company is located at 12753 Mulholland Drive, Beverly Hills, California.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Page - 3

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)	Market Information

The Company’s Common Stock is traded over-the-counter on the Electronic Bulletin Board maintained by the National Association of Securities Dealers under the symbol “SFAR”. There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company’s shareholders.

The following table sets forth the quarterly quotes of high and low bid prices for the Company’s Common Stock on the OTC Bulletin Board during the fiscal years 2004 and 2003

Fiscal 2005	High	Low
March 31, 2005	$1.20	$.10
June 30, 2005	$ .33	$.22
September 30, 2005	$ .33	$.15
December 31, 2005	$ .38	$.15

Fiscal 2004	High	Low
March 31, 2004	$ .25	$.18
June 30, 2004	$ .40	$.18
September 30, 2004	$ .18	$.18
December 31, 2004	$ .18	$.10

The source of this information for fiscal year 2005 and 2004 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

(b)	Holders
As of December 31, 2005, there were approximately 282 stockholders of record of the Company’s Common Stock. The number does not include beneficial owners who held shares at broker/dealers in “street name”

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

On October 7, 2004, the Company issued 10,000 shares of its restricted common stock to Mr. Arthur Tipling Sempliner to become the Company’s Director of New Product Development. The shares were valued at $.10 per share for a total value of $1,000.00. Mr. Sempliner executed an investment letter which the Company relied upon to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid.

Page - 4

Item 6. Management’s Discussion and Analysis or Plan of Operation

During late fiscal 2003 and into fiscal 2004, the Company decided to change its strategy from the manufacture of disposable cameras, recoil pads and targets to concentrate on research and development of other products to be used to increase safety in the event of hostile fires.

The Company is developing and testing two new safety devices intended to save lives in the event of hostile fire. One device is the Flame Tame™, a unit that automatically sprays a fire retardant material covering approximately 200 square feet when activated by heat in excess of 145 degrees Fahrenheit. The other is a portable descent device to enable individuals to escape if trapped at the upper floors of a burning building. The device allows individuals a last resort avenue of escape. The Company believes that since the disaster of 9/11, the descent device has become a viable product with great potential for the Company. The Company is presently in the development and testing stages of a prototype of the descent device. Should development and testing be successful, the Company will compile everything necessary so that the descent device can be given out for manufacturing bids.

The Company has retained Arthur Tipling Sempliner, to complete the development and testing of the descent device and to solicit for bids for production. Mr. Sempliner is the Company’s Director of New Product Development. Mr. Sempliner is an adjunct Associate Professor at Pratt Institute in Brooklyn, NY. He is working on both the Flame Tame™ and the development of the individual portable descent device. The Flame Tame™ has been placed on the back burner pending pre-production completion of the descent device and actual production of the descent device. All lack of capital problems that exist for the Flame Tame™ also exist for the descent device as hereinafter described.

During the past three years, the Company has had two different working prototypes of the Flame Tame™ manufactured and tested. Although the Company is satisfied with the operation of the second prototype it intends to design a third prototype that will incorporate certain aesthetic and functional modifications that it believes will potentially increase its market and reduce its projected manufacturing costs. Management believes that its United States patent gives the Fame Tame™ broad United States protection against another company duplicating the device and competing with the Company. However, even after the completion of the third working prototype, further intensive testing will be necessary before this product will be ready for manufacture and distribution. Approvals of independent testing laboratories may be required before the product can be brought to market. The Company lacks the necessary capital to complete the third prototype. There is no assurance that the Company will be able to raise the necessary capital and if it is able to raise said capital it will be on terms favorable to the Company. Should the Company raise the capital necessary to complete the third prototype, it does not have the capital required for the intensive testing it will require. The Company is not now seeking that capital and does not know whether it will be able to raise that capital when required. Management knows that should the Flame Tame™ pass all of its preproduction tests, it does not have the capital for production or marketing of the product and has not established a plan to seek the required capital.

Operating expenses for the year ended December 31, 2005 were $171,099 compared to $140,238 for the year ended December 31, 2004. Research and development costs increased by $50,650 over the year ended December 31, 2004. The expense for research and development the descent device increased to $71,000 in 2005 from $11,500 in 2004. The Company has been modifying the prototype of the descent device and the harness system in order to get competitive bids for production. The Company has eliminated all but necessary expenses which include officer’s compensation, accounting and filing fees. General and administrative expenses decreased by $19,789 in the year ended December 31, 2005 from December 31, 2004. Mr. Berger, former chairman of the Company waived his compensation for the fourth quarter of 2005 in the amount of $13,000 and professional fees decreased by $7,000.

Page - 5

As a result the change in strategy, the Company reclassified certain income and expense items previously reported. The Company reported losses from discontinued operations of $14,337 in 2004.

Interest expense for the year ended December 3, 2005 and 2004 was $41,740 and $41,720 respectively.

Liquidity and Capital Resources
As of December 31, 2005, the current liabilities exceeded the current assets by $1,641,550. The Company has primarily relied on the proceeds from officers’ loans to fund operations and the issuance of common stock for payment of certain consulting and professional services.

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

Page - 6

ITEM 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position With Company	Year First Became
			Director or Officer
Morton Berger	77	President/CFO/Director	1986
Lillian Berger	75	Secretary/Treasurer/Director	1986
Stephen Steeneck	38	Chief Executive Officer/Director	2002
Michael A. Konecny	50	Director	2003

On March 6, 2006, the existing director of the Company Michael A. Konecny appointed Zirk Engelbrecht as a director nominee to serve as the new member of the Board of Directors. The appointment will not take effect until at least ten days in compliance with Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder. After the ten day period, Zirk Engelbrecht will become Chairman of the Board of Directors and Mr. Konecny will resign. On the eve of March 6, 2006, Chairman of the Board and President, Mort Berger passed away after battling a long illness. Mr. Konecny appointed Zirk Engelbrecht as President.

On April 5, 2006, the existing director of the Company Stephen Steeneck was removed by a majority of the Board of Directors for cause. Mr. Steeneck displayed, on multiple occasions, gross insubordination as a Member of the Board of Directors, by directing unsubstantiated accusations towards the remaining Members of the Board of Directors. The majority of the Board felt this was just cause for warranting removal.

On April 5, 2006, the existing Chief Executive Officer of the Company Stephen Steeneck was removed by a majority of the Board of Directors.

On April 5, 2006, President and Chairman of the Company Zirk Engelbrecht was appointed Chief Executive Officer of the Company. As Chief Executive Officer, Mr. Engelbrecht will be the final decision maker regarding the day to day operations of the Company.

Each director serves until the next annual meeting of shareholders and until his or her respective successor is duly elected and qualifies. Executive officers are elected by the Board of Directors to serve at the discretion of the directors

ZIRK ENGELBRECHT- Mr. Engelbrecht holds a degree in Mechanical Engineering. Mr. Engelbrecht has extensive experience with public companies in South Africa and the United States and has overseen the venture capital phase and public registration of numerous public companies since 1994.

Page - 7

MORTON BERGER-President/Director- is our President, CFO and Chairman of our Board of Directors. He has served as President and Director since September 1993. Mr. Berger graduated from New York University Law School in June of 1952 and was admitted to practice in the State of New York. He served in the United States Army immediately after graduating New York University School of Law and served in combat in Korea until his honorable discharge in 1954. From 1954 until 1987 he practiced law and was admitted to practice in the first, second, third, fifth, seventh, ninth and eleventh federal circuits and tried cases in district courts in each of those circuits. He also did Appeals work in each of those federal circuits. From 1964 until March of 1966 he was general counsel and vice president of Marks Polarized Corporation, a public company that specialized in research and development in which capacity he was the licensing coordinator for the company and specialized in procuring government research and development contracts. From March 1966 until the end of 1968 he was the President of Research Frontiers, Inc and its subsidiary Cameras For Industry, Inc. During his tenure as president of Cameras For Industry, Inc., the company developed and distributed the first surveillance cameras used in banks. Commencing in mid 1968 until the end of 1969, Mr. Berger was the President of Aolian Research Company and developed new methods of vacuum deposition. Mr. Berger’s business experience is wide and diversified. He has managed various artists in the music industry and in 1985, one of the musical groups he managed, Grand Master Flash and the Furious Five obtained the first contract with a major label ever obtained by a Rap Group. Many consider this the beginning of Rap music in the United States.

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

Involvement in Legal Proceedings

During the past five years, none of the following occurred with respect to the Company’s directors or executive officers: (1) no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons; (2) there has been no petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of any partnership in which such persons were a general partner at or within two years before the time of such filing, or any corporation or business association of which such persons were executive officers at or within two years before the time of such filing; (3) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (4) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (5) no such persons were found by a court of competent jurisdiction in a civil action by the Securities and Exchange Commission or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Page - 8

Audit Committee Financial Expert

The Company does not have an audit committee financial expert (as defined in Item 401 of Regulation S-K) serving on its Board of Directors. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics was filed with the prior year’s annual report as Exhibit 14.1. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to Attn: Mr. Zirk Englebrecht, 12753 Mulholland Drive, Beverly Hills, California, 90210. The Company’s telephone number is (310) 733-0879.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended September 30, 2004, its executive officers, directors and all persons who own more than ten percent of a registered class of the Company’s equity securities complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

No Company executive other than Morton Berger has drawn or accrued a salary. Since April, 1994, Morton Berger has had an agreement to be paid a salary of $1,000 a week. He has never been paid his full salary and has been accruing his unpaid salary. From April 1, 1994 to December 31, 2000, the Company owed Morton Berger, president of the Company, accrued salary in the amount of $377,000. On August 9, 2001, he converted $355,000 of the accrued compensation into a convertible note. (See note 5, financial statements.)

Page - 9

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this report, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company’s Common Stock, and each executive officer and director individually and all executive officers and directors of the Company as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted.

Title of Class	Name and Address of	Amount and Nature (1)	Percent
	Beneficial Owner	Of Beneficial Owner	of Class (2)
Common	Lillian Berger (3) 13 Eastbourne Drive Spring Valley, NY10977	415,415	27.97%
Common	Morton Berger (4) 13 Eastbourne Drive Spring Valley, NY 10977	45,315	3.05%
Common	Henry Steeneck 2676 Old Yorktown Road Yorktown Heights, NY 10598	110,000	7.40%
Common	Stephen Steeneck (5) 2676 Old Yorktown Road Yorktown Heights, NY 10598	110,000	7.40%
	Michael Konecny (6) 15 Constitution Drive Leonardo, NJ 07737	-0-	-0-
	Includes all Officers and Directors of the Company As a group (2 persons)	680,730	45.82%

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

Page - 10

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
-  Any security holder named in the “Security Ownership of Certain Beneficial Owners and “management” section above; and
-  Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report

Index to Financial Statements

Report of Independent Registered Public Accountant Accounting Firm

Consolidated Balance Sheet as of December 31, 2005.

Consolidated Statements of Operations for the Years ended
December 31, 2005 and 2004

Consolidated Statements of Stockholders’ (Deficit) for the
Years ended December 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2005 and 2004.

Notes to Financial Statements.

(b) Exhibits

Exhibit
Number      Description

14.1 Code of Ethics and Business Conduct (incorporated by reference Form 10 KSB December 31, 2003)
21.1	List of Subsidiaries
31.1	Certification by Stephen Steeneck, Chief Executive Officer, pursuant to Section 302of the Sarbanes- Oxley Act of 2002
31	Certification by Morton Berger, Chief Financial Officer, pursuant to Section 302of the Sarbanes- Oxley Act of 2002
32	Certification by Morton Berger, Chief Financial Officer, pursuant to Section 906of the Sarbanes- Oxley Act of 2002
(c) Reports on Form 8-K.
Form 8-K dated March 14, 2006
Form 8-K dated April 7, 2006

Page - 11

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safari Associates, Inc.
(Registrant)

By: /s/Zirk Englebrecht
Zirk Englebrecht, PRESIDENT

Date: April 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 19, 2006   By: /s/ Zirk Englebrecht
Zirk Englebrecht Director

Date: April 19, 2006   By: /s/ Lillian Berger
Lillian Berger, Director

EXHIBIT21.1

LIST OF SUBSIDIARIES

Safari Group Safety Products Inc, a New York Corporation
Safari Camera Corporation, a New York Corporation
Photography For Evidence Inc., a New York Corporation
Impact Dampening Technology Inc. a New York Corporation
Safari Target Corporation, a New York Corporation
Shoothru Inc., a New Jersey Corporation
Safari Boat Company, a New York Corporation
Safari Lure Company, a New York Corporation

Page - 12

EXHIBIT 31

Page - 13

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Zirk Englebrecht, Chief Executive Officer of Safari Associates, certify that:
I have reviewed this annual report on Form 10 KSB of Safari Associates, Inc.;

1.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

2.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

3.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures of a date within 90 days of the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

4.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)  controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.
The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated  April 19 2006                    By: /s/Zirk Englebrecht
Zirk Englebrecht
Chief Executive Officer

Page - 14

EXHIBIT 32

Page - 15

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safari Associates, Inc. (the “Company”) on Form 10K-SB for the fiscal year ended December 31, 2005 as filed with the Securities & Exchange Commission (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 19, 2006                          By: /s/Zirk Englebrecht

Zirk Englebrecht

President, Chairman and Chief Executive Officer

Page - 16

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS FOR THE YEAR ENDED
DECEMBER 31, 2005

Report of Independent Registered Public Accountant Accounting Firm

Consolidated Balance Sheet as of December 31, 2005.

Consolidated Statements of Operations for the Years ended
December 31, 2005 and 2004

Consolidated Statements of Stockholders’ (Deficit) for the
Years ended December 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years
Ended December 31, 2005 and 2004.

Notes to Financial Statements.

Page - 17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Safari Associates, Inc.
Chestnut Ridge, New York

We have audited the accompanying consolidated balance sheet of Safari Associates, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2005 and for the period January 1, 2003 (inception of development stage) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safari Associates, Inc. and Subsidiaries at December 31, 2005 and the results of their operations and their cash flows for each of the two years ended December 31, 2005 and for the period January 1, 2003 (inception of development stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company’s recurring losses from operations and limited capital resources raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Linder & Linder
Linder & Linder
Certified Public Accountants

Dix Hills, New York
April 17, 2005

Page - 18

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS	2005

Current Assets:
Cash	$7,514
Total Assets	7,514

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Notes Payable	$15,000
Accounts Payable	312,296
Payroll and Other Taxes Payable	27,772
Accrued Expenses	532,384
Convertible Notes Payable	505,500
Loan -Stockholders	256,112

Total Current Liabilities	1,,694,064

Commitments and Contingencies

Stockholders’ (Deficit):

Common Stock, par value $.001 authorized
100,000,000 shares, issued and
Outstanding 1,505,034 shares	1,505
Additional Paid-in Capital	1,982,454
Deficit Accumulated During Development Stage	(614,485)
Retained (Deficit)	(3,011,024)
Total Stockholders (Deficit)	(1,641,550)
Total Liabilities and Stockholders’ (Deficit)	$7,514

The accompanying notes are an integral part of these Financial Statements.

Page - 19

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2005
(PERIOD OF DEVELOPMENT STAGE)

	Cumulative
	Loss during
	Development
	Stage	2004	2004

Operating Expenses:
General and Administrative Expenses	$344,131	84,299	$104,088
Research and Development Costs	139,964	86,800	36,150
Total Operating Expenses	484,09596	171,099	140,238

Net (Loss) from Operations	(484,095)	(171,099)	(140,238)
Interest Expense	130,390	41,740	47,720

Loss from continuing operations	$(614,485)	(212,839)	(181,958)
Discontinued operations
Loss from discontinued operations		-	(14,337)
Net (Loss)		$(212,839)	$(196,295)

Earnings per share
From continuing operations		$(.14)	$(.12)
Loss from discontinued operations		(.00)	(.01)

Net (Loss) Per Common Share		$(.14)	$(.13)

Weighted Average Shares Outstanding		1,505,034	1,493,784

The accompanying notes are an integral part of these Financial Statements.

Page - 20

SAFARI ASSOCIATES, INC.
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 30, 2005
(PERIOD OF DEVELOPMENT STAGE)

				Deficit
				Accumulated
	Common Stock		Additional	During
	Par Value $.001		Paid-In	Development	Retained
	Shares	Amount	Capital	Stage	(Deficit)

Balance January 1, 2003	13,777,763	$13,778	$1,930,660	$-	$(2,846,698)

Shares issued for consulting services	372,024	372	12,649
Shares issued by private placement	700,000	700	23,800
Reverse stock split (1 for 10)	(13,364,753)	(13,365)	13,365
Net (loss)				(219,688)	(149,989)

Balance December 31, 2003	1,485,034	1,485	1,980,474	(219,688)	(2,996,687)

Shares issued for consulting services	20,000	20	1,980

Net (loss)				(181.958)	(14,337)

Balance December 31, 2004	1,505,034	1,505	1,982,454	(401,646)	(3,011,024)
Net (loss)				(212,839)

Balance December 31, 2005	$1,505,034	$1,505	$1,982,454	$(614,485)	$1,3011,424)

The accompanying notes are an integral part of these Financial Statements.

Page - 21

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2005
(PERIOD OF DEVELOPMENT STAGE)

	Cumulative
	During
	Development
	Stage	2005	2004

Cash Flows from Operating Activities:
Net (Loss)	$(614,485)	$(212,839)	$(196,295)
Adjustment to Reconcile Net (Loss)
to net cash used in operating activities:
Depreciation and Amortization	1,135	1,135	6,355
Write off of impaired assets	10,696	10,696
Stock issued for services	15,021	-	2,000
Changes in Operating Assets & Liabilities:
Accounts Receivable	-	-	2,351
Prepaid Expenses and Other Assets	55,748	15,800	18,205
Accounts Payable	36,102	36,102	2,510
Payroll and Other Taxes Payable	1,300	1,300	(758)
Accrued expenses	327,190	88,740	119,720

Net Cash Used in Operating Activities	(167,293)	(59,066)	(45,912)

Cash Flows from Discontinued Operations:
Net cash Used in Discontinued Operations	(29,633)

Cash Flows from Financing Activities:
Issuance of Common Stock	24,500	-	-
Loans Stockholder	159,972	63,912	47,038

Net Cash Provided by Financing Activities	184,472	63,912	47,038

Net Increase (Decrease) in Cash	(12,454)	4,846	1,126

Cash - Beginning of Year	19,968	2,668	1,542

Cash - End of Year	$7,514	$7,514	$2,668

The accompanying notes are an integral part of these Financial Statements.

Page - 22

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

Safari Associates, Inc. (the “Company”), a Utah Corporation was incorporated on July 30, 1980. The Company has eight wholly owned subsidiaries; Safari Group Safety Products, Inc., Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., Safari Target Corporation, Shoothru, Inc., Safari Boat Company, and Safari Lure Company . All the subsidiaries are inactive except for Safari Group Safety Products, Inc. which is a research and development company.

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

Intangibles
The Company follows Statement of Financial Accounting Standard No. 144, Impairment of Long-lived Assets, by reviewing such assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During 2005, the Company determined that its prepaid consulting and patent costs were impaired. For the year ended December 31, 2005 the Company wrote off prepaid consulting and its patents costs in the amount of $8,466.

Income Taxes
The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company’s assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes include taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company

Per Share Data
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 “Earning per Share.” The basic per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the compilation since they would be antidilutive.

Estimates and Assumptions
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses at the balance sheet date and for the period then ended. Actual results could differ from these estimates

Reclassification

Certain items reflected in the balance sheet, statement of operations, and cash flow statements have been reclassified to reflect the Company’s change in strategy and the change to a development stage company.

Page - 23

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

Note 4 - Income Taxes

There is no provision for federal or state income taxes for the years ended December 31, 2005 and 2004 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 31, 2005 and 2004 consist of the following:

	2005	2004

Net Operating Loss Carryforward	$1,244,800		$1,160,000
Property and Equipment			(2,500)
	1,244,800		1,157,500
Valuation Allowance	(1,244,800)		(1,157,500)
	$-0-	$	- 0 -

 As of December 31, 2005, the Company has a net unused operating loss carryforward of approximately $3,300,000, which expire in various years from 2008 through 2025.

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

Note 6- Loan Stockholders

During the year ended December 31, 2005, Mrs. Berger a major stockholder of the Company loaned the Company $3,912 for a total of $110,712.

During the year ended December 31, 2005, Mr. Henry Steeneck, a major stockholder of the Company loaned the Company $60,000 for a total of $145,400 which has been used for working capital.

All loans from stockholders have been used to provide the Company with working capital and are non interest bearing and payable on demand.

Page - 24

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7- Commitments & Contingencies

Employment Agreement

On April 1, 1994, the Company entered into an employment agreement with Mr. Morton Berger, President of the Company. The term of the agreement was for five years and, thereafter, continues on a year-to-year basis. Compensation shall be paid at the rate of $52,000 per year. During 2005, the president waived his compensation for the fourth quarter of 2005.

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

Note 8 - Going Concern

As of December 31, 2005, the Company had a working capital deficit of $1,641,550 and a stockholder’s deficit of $1,641,550. In addition, the Company has no significant operations to sustain themselves. The Company has changed strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. The above facts and circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently exploring different methods of raising additional equity capital through private placements, loans from stockholders or by other means. There is no assurance that the Company will be successful in its efforts to raise additional capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern

Note 9- Subsequent Events

Subsequent to year end, there has been a change in the Chairman of the Board of Directors and President of the Company. For the past few years such individuals have provided most of the working capital for the Company.

Page - 25