Form 10KSB/A
period 2005-12-31
SAFARI ASSOCIATES INC
filed 2006-04-24
CIK 922011

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

Page - 1

FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

Part I
Page

Item 1. Description of Business.	3

Item 2. Description of Property.	3

Item 3. Legal Proceedings.	3

Item 4. Submission of Matters to Vote of Security Holders.	3

Part ll

Item 5. Market for Common Equity and Related Stockholder Matters .	4

Item 6. Management’s Discussion and Analysis or Plan of Operation.	5-6

Item 7. Financial Statements.	6

Item 8. Changes in and Disagreements With Accountants Accounting And Financial Disclosure.	6

Part lll

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.	7-9

Item 10. Executive Compensation.	9

Item 11. Security Ownership of Certain Beneficial Owners and Management.	10

Item 12. Certain Relationships and Related Transactions.	11

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.	11

Signatures	12

Page - 2

PART 1

Item 1. Description of Business

Safari Associates, Inc., (the “Company”) is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation were filed to change its name from Mag Enterprises, Inc to Safari Associates, Inc.

The Company has eight wholly owned subsidiaries; Safari Group Safety Products, Inc., Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., Safari Target Corporation, Shoothru, Inc., Safari Boat Company, and Safari Lure Company. All the subsidiaries are inactive.

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

The Company has retained Arthur Tipling Sempliner, to complete the development and testing of the descent device and to solicit for bids for production. Mr. Sempliner is the Company’s Director of New Product Development. Mr. Sempliner is an adjunct Associate Professor at Pratt Institute in Brooklyn, NY. He is working on both the Flame Tame™ and the development of the individual portable descent device. The Flame Tame™ has been placed on the back burner pending pre-production completion of the descent device and actual production of the descent device. The lack of capital problems that exist for the Flame Tame™ also exist for the descent device as hereinafter described.

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

Operating expenses for the year ended December 31, 2005 were $171,099 compared to $140,238 for the year ended December 31, 2004. Research and development costs increased by $50,650 over the year ended December 31, 2004. The expense for research and development of the descent device increased to $71,000 in 2005 from $11,500 in 2004. The Company has been modifying the prototype of the descent device and the harness system in order to get competitive bids for production. The Company has eliminated all but necessary expenses which include officer’s compensation, accounting and filing fees. General and administrative expenses decreased by $19,789 in the year ended December 31, 2005 from December 31, 2004. Mr. Berger, former chairman of the Company, waived his compensation for the fourth quarter of 2005 in the amount of $13,000 and professional fees decreased by $7,000.

Page - 5

As a result the change in business strategy, the Company reclassified certain income and expense items as discontinued operations. The Company reported losses from discontinued operations of $14,337 in 2004.

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

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report

(b) Exhibits

Exhibit
Number      Description

14.1 Code of Ethics and Business Conduct (incorporated by reference Form 10 KSB December 31, 2003)
21.1	List of Subsidiaries
31.1	Certification by Zirk Englebrect, President, pursuant to Section 302of the Sarbanes- Oxley Act of 2002
32.1	Certification by Zirk Englebrect, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(c) Reports on Form 8-K. - incorporated by referrence
Form 8-K dated March 14, 2006
Form 8-K dated April 7, 2006

Page - 11

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safari Associates, Inc.
(Registrant)

By: /s/Zirk Englebrecht
Zirk Englebrecht, President

Date: April 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 24, 2006   By: /s/ Zirk Englebrecht
Zirk Englebrecht Director

Date: April 24, 2006   By: /s/ Lillian Berger
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

 Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Zirk Englebrecht, President of Safari Associates, certify that:
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

Dated:  April 24, 2006                    By: /s/Zirk Englebrecht
Zirk Englebrecht
President

Page - 13

Exhibit 32.1
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

Dated: April 24, 2006                          By: /s/Zirk Englebrecht

Zirk Englebrecht
President and Chairman

Page - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Safari Associates, Inc.
Chestnut Ridge, New York

We have audited the accompanying consolidated balance sheet of Safari Associates, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2005 and the related consolidated statements of operations and cash flows for each of the two years ended December 31, 2005 and for the period January 1, 2003 (inception of development stage) to December 31, 2005 and the statements of changes in stockholders' equity for the period January 1, 2003 (inception of development stage) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company’s recurring losses from operations and limited capital resources raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Linder & Linder
Linder & Linder
Certified Public Accountants

Dix Hills, New York
April 17, 2006

Page - 15

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS	2005

Current Assets:
Cash	$7,514
Total Assets	$7,514

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities
Notes Payable	$15,000
Accounts Payable	312,296
Payroll and Other Taxes Payable	27,772
Accrued Expenses	532,384
Convertible Notes Payable	505,500
Loan -Stockholders	256,112

Total Current Liabilities	1,649,064

Commitments and Contingencies

Stockholders’ (Deficit):

Common Stock, par value $.001 authorized
100,000,000 shares, issued and
Outstanding 1,505,034 shares	1,505
Additional Paid-in Capital	1,982,454
Deficit Accumulated During Development Stage	(614,485)
Retained (Deficit)	(3,011,024)
Total Stockholders' (Deficit)	(1,641,550)
Total Liabilities and Stockholders’ (Deficit)	$7,514

The accompanying notes are an integral part of these Financial Statements.

Page - 16

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2005
(PERIOD OF DEVELOPMENT STAGE)

	Cumulative
	Loss during
	Development
	Stage	2005	2004

Operating Expenses:
General and Administrative Expenses	$344,131	$84,299	$104,088
Research and Development Costs	139,964	86,800	36,150
Total Operating Expenses	484,095	171,099	140,238

Net (Loss) from Operations	(484,095)	(171,099)	(140,238)
Interest Expense	130,390	41,740	41,720

Loss from continuing operations	$(614,485)	(212,839)	(181,958)
Discontinued operations
Loss from discontinued operations		-	(14,337)
Net (Loss)		$(212,839)	$(196,295)

Earnings per share
From continuing operations		$(.14)	$(.12)
Loss from discontinued operations		(.00)	(.01)

Net (Loss) Per Common Share		$(.14)	$(.13)

Weighted Average Shares Outstanding		1,505,034	1,493,784

The accompanying notes are an integral part of these Financial Statements.

Page - 17

SAFARI ASSOCIATES, INC.
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
(INCEPTION OF DEVELOPMENT STAGE)
FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2005
(PERIOD OF DEVELOPMENT STAGE)

				Deficit
				Accumulated
	Common Stock		Additional	During
	Par Value $.001		Paid-In	Development	Retained
	Shares	Amount	Capital	Stage	(Deficit)

Balance January 1, 2003	13,777,763	$13,778	$1,930,660	$-	$(2,846,698)

Shares issued for consulting services	372,024	372	12,649
Shares issued by private placement	700,000	700	23,800
Reverse stock split (1 for 10)	(13,364,753)	(13,365)	13,365
Net (loss)				(219,688)	(149,989)

Balance December 31, 2003	1,485,034	1,485	1,980,474	(219,688)	(2,996,687)

Shares issued for consulting services	20,000	20	1,980

Net (loss)				(181,958)	(14,337)

Balance December 31, 2004	1,505,034	1,505	1,982,454	(401,646)	(3,011,024)

Net (loss)				(212,839)

Balance December 31, 2005	1,505,034	$1,505	$1,982,454	$(614,485)	$(3,011,424)

The accompanying notes are an integral part of these Financial Statements.

Page - 18

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

Page - 19

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

Safari Associates, Inc. (the “Company”), a Utah Corporation was incorporated on July 30, 1980. The Company has eight wholly owned subsidiaries; Safari Group Safety Products, Inc., Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., Safari Target Corporation, Shoothru, Inc., Safari Boat Company, and Safari Lure Company. All the subsidiaries are inactive.

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

Intangibles
The Company follows Statement of Financial Accounting Standard No. 144, Impairment of Long-lived Assets, by reviewing such assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During 2005, the Company determined that its prepaid consulting and patent costs were impaired. For the year ended December 31, 2005, the Company wrote off prepaid consulting and its patents costs in the amount of $8,466.

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

Estimates and Assumptions
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses at the balance sheet date and for the periods then ended. Actual results could differ from these estimates.

Page - 20

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

Note 4 - Income Taxes

There is no provision for federal or state income taxes for the years ended December 31, 2005 and 2004 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at December 31, 2005 and 2004 consist of the following:

	2005	2004

Net Operating Loss Carryforward	$1,244,800		$1,160,000
Property and Equipment	-		(2,500)
	1,244,800		1,157,500
Valuation Allowance	(1,244,800)		(1,157,500)
	$-0-	$	- 0 -

 As of December 31, 2005, the Company has net operating loss carryforwards of approximately $3,300,000, which expire in various years from 2008 through 2025.

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

During the year ended December 31, 2005, Mr. Henry Steeneck, a stockholder of the Company, loaned the Company $60,000 for a total of $145,400 which has been used for working capital.

All loans from stockholders have been used to provide the Company with working capital and are non interest bearing and payable on demand.

Page - 21

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

Note 8 - Going Concern

As of December 31, 2005, the Company had a working capital deficit of $1,641,550 and a stockholder’s deficit of $1,641,550. In addition, the Company has no significant operations to sustain itself. The Company has changed strategy from a manufacturing and sales operations to perform research and development on products that have a patent and other products which may be patentable. The above facts and circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

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

Page - 22