Form 10QSB
period 2006-03-31
SAFARI ASSOCIATES INC
filed 2006-05-22
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commissions file number 0 - 30215

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

Issuer’s telephone number (310) 733-8079

Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__ No ___

As of May 22, 2006, 1,505,034 shares of common stock were outstanding.

Page - 1

SAFARI ASSOCIATES, INC.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS
PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
- Consolidated Balance Sheet as of March 31, 2006	3
- Consolidated Statements of Income for the three months ended March 31, 2006 and 2005	4
- Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	5
- Notes to Consolidated Financial Statements.	6-9

Item 2 - Management's Discussion and Analysis Or Plan of Operations.	10-11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.	11

Item 2 - Changes in Securities and Use of Proceeds.	11

Item 3 - Default upon Senior Securities.	11

Item 4 - Submission of Matters to a Vote of Security Holders.	11

Item 5 - Other Information.	11

Item 6 - Exhibits and Reports on Form 8-K.	11-12

SIGNATURES	12

Page - 2

PART I - FINANCIAL INFORMATION

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET
MARCH 31, 2006

2006
(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$7,539

Total Assets	$7,539

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:

Notes Payable	$15,000
Accounts Payable	318,282
Payroll and Other Taxes Payable	27,772
Accrued Expenses	550,819
Loan Stockholders	262,329
Convertible Notes Payable	505,500

Total Current Liabilities	1,679,702

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):
Common Stock, par value $.001 authorized
100,000,000 shares, issued and
outstanding 1,505,034 shares	1,505
Additional Paid-in Capital	1,982,454
Deficit Accumulated During Development Stage	(645,098)
Retained (Deficit)	(3,011,024)

Total Stockholders' (Deficit)	(1,672,163)

Total Liabilities and Stockholders' (Deficit)	$7,539

Page - 3

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2006

	CUMULATIVE
	LOSS DURING
	DEVELOPMENT
	STAGE	2006	2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

OPERATING EXPENSES:
General and Administrative Expenses	$357,131	$13,000	$25,415
Research and Development Costs	147,142	7,178	13,950

Total Operating Expenses	504,273	20,178	39,365

Net (Loss) from Operations	(504,273)	(20,178)	(39,365)

Interest Expense	140,825	10,435	10,435

Loss from Continuing Operations	(645,098)	(30,613)	(49,800)

Discontinued Operations	-	-	(2,231)
Loss from Discontinued Operations

Net (Loss)	$(645,098)	$(30,613)	$(52,031)

Earnings Per Share
From Continuing Operations		$(.02)	$(.03)
Loss from Discontinued Operations		.00	(.00)

Net (Loss) Per Common Share		$(.02)	$(.03)

Weighted Average Shares Outstanding		1,505,034	1,484,978

Page - 4

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2006
(PERIOD OF DEVELOPMENT STAGE)

	CUMULATIVE
	LOSS DURING
	DEVELOPMENT
	STAGE	2006	2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(645,098)	$(30,613)	$(52,031)
Adjustment to Reconcile Net Income (Loss)
to net cash used in operating activities:
Depreciation	3,365		568
Loss on disposition of property and equipment			2,229
Services provided for common stock	15,021
Changes in Operating Assets & Liabilities:
Prepaid Expenses and Other Assets	64,214	-	3,950
Accounts Payable	42,088	5,986	11,510
Payroll and Other Taxes Payable	1,300
Accrued Expenses	345,625	18,435	25,335

Net Cash Used in Operating Activities	(173,485)	(6,192)	(8,439)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net Cash Used in Discontinued Operations	(29,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	24,500
Loans from Stockholders	166,189	6,217	12,000

Net Cash Provided by Financing Activities	190,689	6,217	12,000

Net Increase (Decrease) in Cash	(12,429)	25	3,561

Cash - Beginning of Period	19,968	7,514	2,668

Cash - End of Period	$7,539	$7,539	$6,229

Page - 5

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial information is submitted in response to the requirements of Form 10-QSB and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Safari Associates, Inc. and subsidiaries (the “Company") believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2006.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INCOME TAXES
The Company records deferred income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax basis of the Company's assets and liabilities. An allowance is recorded, based on currently available information, when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes include taxes currently payable, if any, plus the net change during the period presented in deferred tax assets and liabilities recorded by the Company.

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

Page - 6

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

Note 4 - Income Taxes

There is no provision for federal or state income taxes for the years ended March 31, 2006 and 2005 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carryforward operating losses. Deferred tax assets at March 31, 2006 and 2005 consist of the following:

	2006		2005

Net Operating Loss Carryforward	$1,257,000		$1,180,000
Property and Equipment	-		(2,500)
	1,257,500		1,177,500
Valuation Allowance	(1,257,500)		(1,177,500)

	$-0-	$	- 0 -

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

Note 6- Loan Stockholders
During the year ended December 31, 2005, Mrs. Berger, a major stockholder of the Company, was repaid $7,475 which reduced the Company obligation to$103,237.

During the year ended December 31, 2005, Mr. Henry Steeneck, a stockholder of the Company, loaned the Company $1,192 for a total of $146,592.

During the three months March 31, 2006 Mr Zirk Englebrecht, President of the Company, loaned the Company $12,500.

All loans from the stockholders and officer have been used to provide the Company with working capital and are non interest bearing and payable on demand.

Page - 7

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-COMMITMENTS & CONTINGENCIES

PRODUCT LIABILITY

Certain of the Company's proposed products will be in the safety field where the Company could be subject to claims from injuries resulting from use of the Company's products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At present, the Company is self-insured for product liability claims.

NOTE 8 - GOING CONCERN
As of March 31, 2006, the Company had a working capital deficit of $1,672,163 and a stockholder's deficit of $1,672,163. In addition, the Company has no significant operations to sustain themselves. The Company has changed strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period ended March 31, 2006 the Company ceased all future research and development and decided to go in a new direction and is currently seeking a merger candidate. In addition for the period ended March 31, 2006 there was been a change in the Chairman of the Board of Directors and President of the Company. For the past few years such individuals have provided most of the working capital for the Company.

Page - 8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During late fiscal 2003 and into fiscal 2004, the Company decided to change its strategy from the manufacture of disposable cameras, recoil pads and targets to concentrate on research and development of other products to be used to increase safety in the event of hostile fires.

The Company was developing and testing two new safety devices intended to save lives in the event of hostile fire. One device is the Flame Tame(TM), a unit that automatically sprays a fire retardant material covering approximately 200 square feet when activated by heat in excess of 145 degrees Fahrenheit. The other is a portable descent device to enable individuals to escape if trapped at the upper floors of a burning building. On March 7, 2006, Mr. Morton Berger, President and Chairman of the Board of the Company, passed away after a long illness and Mr. Zirk Englebrecht was appointed as President of the Company. The Company has decided to go in a new direction and is currently seeking a merger candidate.

Operating expenses for the three months ended March 31, 2006 were $20,178 compared to $39,395 for the three months ended March 31, 2005. General and administrative expenses included $10,000 in legal expenses and $3,000 in accounting expenses. The expenses were incurred in the preparation of the quarterly form 10 Q and Forms 8K during the period. Research and development costs during the period were $7,178, a decrease of $6,772 from the three months ended March 31, 2005, and the Company has ceased all future research and development. The Company has eliminated all but necessary expenses which include legal and accounting for the filing of quarterly reports.

Interest expense for the three months ended March 31, 2006 and 2005 was $10,435.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the current liabilities exceeded the current assets by $1,672,163. The Company has primarily relied on the proceeds of stockholders and officers' loans to fund operations.

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

None.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDING

None.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification by Zirk Englebrecht President pursuant to Section 302 of the Sarabanes-Oxley Act of 2002.

32.1 Certification by Zirk Englebrecht President pursuant to Section 906 of the Sarabanes-Oxley Act of 2002.

(b) Reports on Form 8-K dated March 14,2006, April 7,2006, and May 10, 2006.

Page - 9

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAFARI ASSOCIATES, INC.

Zirk Englebrecht Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 22, 2006 By: /s/ Zirk Englebrecht Zirk Englebrecht Director Date: May 22, 2006 By: /s/ Lillian Berger Lillian Berger, Director

Page - 10

Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13A-14 AND 15D-14

UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Zirk Englebrecht, President of Safari Associates, Inc., certify that:

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

The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(a) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 22, 2006 by: /s/ Zirk Englebrecht Zirk Englebrecht President and Director

Page - 11

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Safari Associates Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission (The “Report), each of the undersigned, in the capacities and on the dates indicated below, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Safari Associates Inc. and will be retained by Safari Associates Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: May 22, 2006 /s/ Zirk Englebrecht Zirk Englebrecht President and Chairman

Page - 12