Form 10QSB
period 2006-06-30
SAFARI ASSOCIATES INC
filed 2006-08-11
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number 0 - 30215

SAFARI ASSOCIATES, INC.

 (Exact name of small business issuer as specified in its charter)

Utah                     87-9369569

(State or other jurisdiction of     (IRS Employer
incorporation or organization)     Identification Number)

12753 Mulholland Dr. Beverly Hills, Ca 90210

 (Address of principal executive offices)

(310) 733-0879

 (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 30, 2006 1,665,034 shares of common stock were outstanding.

Page - 1

SAFARI ASSOCIATES, INC.

FORM 10-QSB

QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Consolidated Balance Sheet as of June 30, 2006

Consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2005

Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis or Plan of Operations

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

PART I - FINANCIAL INFORMATION

SAFARI ASSOCIATES INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

2006
(Unaudited)
ASSETS
Current Assets:
Cash	$7,240
Total Assets	$7,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes payable	$15,000
Accounts payable	318,282
Payroll and other taxes payable	27,772
Accrued expenses	231,754
Loans from stockholder	232,730
Convertible notes payable	505,500

Total Current Liabilities	1,331,038

Commitments and Contingencies

Stockholders’ Deficit:

Common Stock, par value $.001, authorized 100,000,000
shares, issued and outstanding 1,665,034 shares	1,665
Additional Paid-in Capital	2,184,031

Retained (Deficit)	(3,509,494)

Total Stockholders’ Deficit	(1,323,798)

Total Liabilities and Stockholders’ (Deficit)	$7,240

The accompanying notes are an integral part of these financial statements.

Page - 3

SAFARI ASSOCIATES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)

Operating Expenses:
General and Administrative Expenses	$72,936	$47,535
Research and Development Costs	7,178	37,900

Total Operating Expenses	80,114	85,435

Loss from Operations	(80,114)	(85,435)

Gain on Forgiveness of Debt	217,000

Interest Expense	(20,870)	(20,870)

Net Income (Loss)	$116,016	$(108,636)

Earnings Per Share
Basic	$.07	$(.07)
Fully Diluted	$.04	$(.07)

Weighted Average Shares Outstanding	1,595,034	1,505,034

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)

Operating Expenses:
General and Administrative Expenses	$59,937	$22,120
Research and Development Costs	-	23,950

Total Operating Expenses	59,937	46,070

Loss from Operations	(59,937)	46,070

Gain on Forgiveness of Debt	217,000

Interest Expense	(10,435)	(10,435)

Net Income (Loss)	$146,628	$(56,505)

Earnings Per Share
Basic	$(.09)	$(.04)
Fully Diluted	$(.04)	$(.04)

Weighted Average Shares Outstanding	1,665,034	1,505,034

The accompanying notes are an integral part of these financial statements.

Page - 4

SAFARI ASSOCIATES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$116,016	$(108,636)
Adjustment to Reconcile Net (Loss) to
net cash used in operating activities
Depreciation	-	1,148
Loss on disposition of property and equipment	-	2,217

Gain on Forgiveness of Debt	(217,000)

Changes in Operating Assets and Liabilities
Prepaid Expenses and Other Assets	-	7,910
Accounts Payable	5,986	21,410
Accrued Expenses	14,870	50,017

Net Cash Used in Operating Activities	(80,128)	(25,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans From Stockholders	79,854	26,000

Net Cash Provided by Financing Activities	79,854	26,000

Net Increase (Decrease) in Cash	(274)	56

Cash - Beginning of Period	7,514	2,668

Cash - End of Period	$7,240	$2,724

 The accompanying notes are an integral part of these financial statements.

Page - 5

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the six months ended June, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2006.

NOTE 1 - DESCRIPTION OF BUSINESS

Safari Associates, Inc. (the “Company”), a Utah Corporation was incorporated on July 30, 1980. The Company has eight wholly owned subsidiaries; Safari Group Safety Products, Inc., Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., Safari Target Corporation, Shoothru, Inc., Safari Boat Company, and Safari Lure Company. All of the subsidiaries are inactive.

New management of the Company changed its business strategy and its currently seeing a merger candidate.

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
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basic per share data has been computed on the loss for the period divided by the weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the compilation since they would be antidilutive. All potentially dilutive securities have been included in the calculation of earnings per share-diluted.

ESTIMATES AND ASSUMPTIONS
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses at the balance sheet date and for the periods then ended. Actual results could differ from these estimates

NOTE 3 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES
Non Cash Transactions
                                                                                                                                    2006
Stock issued for payment of obligation                                                                             $98,500
Shareholder loan contributed and transferred to Additional Paid-In Capital              $103,237

Page - 6

SAFARI ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -FORMER DEVELOPMENT STAGE COMPANY

The Company was previously a development stage company. As of April 1, 2006, with new management, the Company decided to cease all future research and development activities and, therefore no longer considers itself to be a development stage Company.

NOTE 5 - INCOME TAXES

There is no provision for federal or state income taxes for the periods ended June 30, 2006 and 2005 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carry forward operating losses. Deferred tax assets at June 30, 2006 and 2005 consist of the following:
  2006      2005
Net Operating Loss Carry forward    $1,210,000  $1,200,000
Valuation Allowance                                                                 (1,210,000)  (1,200,000)
                                                                                                                     $             -0-             $            - 0 -
                                                                                                                      ========               ========

As of December 31, 2005, the Company had a net unused operating loss carry forward of approximately $3,300,000 which expires in various years 2008 through 2024.

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

All of the above convertible notes plus accrued interest on those notes have been acquired by a group of non affiliated investors.

Notes Payable

The Company borrowed a total of $15,000 from two individual investors. The notes were for a term of four months with interest to be accrued at the rate of 8% and 9% per annum. The notes have been extended on a month-to-month basis by mutual consent of the parties.

NOTE 7- LOANS STOCKHOLDERS

During the six months ended June 30, 2006, Mrs. Berger, a major stockholder of the Company, was repaid $7,475 which reduced the Company obligation to $103,237. During the period ended June 30, 2006, Mrs. Berger forgave the debts owed to her and the obligation was reclassified to additional paid- in capital.

Page - 7

SAFARI ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2006, Mr. Henry Steeneck, a stockholder of the Company, loaned the Company $1,192 for a total of $146,592.

During the six months June 30, 2006 Mr. Zirk Engelbrecht, President of the Company, loaned the Company $86,137.

The loans from the stockholders and officer have been used to provide the Company with working capital and are non interest bearing and payable on demand.

NOTE 8-COMMON STOCK

During the period ended June 30, 2006, the Company issued 160,000 shares of the Company’s restricted common stock in exchange for the release of $98,500 of accrued expenses. In addition the Company recorded as additional paid in capital $103,237, which included forgiveness of $103,237 in loans from Mrs. Berger.

NOTE 9-COMMITMENTS & CONTINGENCIES

Product Liability

Certain of the Company's proposed products will be in the safety field where the Company could be subject to claims from injuries resulting from use of the Company's products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At present, the Company does not have any liability insurance.

NOTE 10 - GOING CONCERN

As of June 30, 2006, the Company had a working capital deficit and a stockholder's deficit of $1,323,798. In addition, the Company has no significant operations to sustain themselves. In 2003, the Company changed its strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. Prior to March 31, 2006 the Company ceased all future research and development and decided to go in a new direction and is currently seeking a merger candidate. For the past few years such individuals have provided most of the working capital for the Company. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently exploring different methods of raising additional equity capital through private placements or by other means. There is no assurance that the Company will be successful in its efforts to raise additional capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern..

Page - 8

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During late fiscal 2003 and into fiscal 2004, the Company decided to change its strategy from the manufacture of disposable cameras, recoil pads and targets to concentrate on research and development of other products to be used to increase safety in the event of hostile fires.

The Company was developing and testing two new safety devices intended to save lives in the event of hostile fire. On March 7, 2006, Mr. Morton Berger, President and Chairman of the Board of the Company, passed away after a long illness and Mr. Zirk Engelbrecht was appointed as President of the Company. The Company ceased all future research and development activities and decided to go in a new direction and is currently seeking a merger candidate. In addition, for the period ended March 31, 2006, there was been a change in the Chairman of the Board of Directors and President of the Company. For the past few years former management and shareholders have provided most of the working capital for the Company.

Operating expenses for the six months ended June 30, 2006 were $72,936 compared to $47,535 for the six months ended June 30, 2005. General and administrative expenses include $60,000 in legal expenses and $7,000 in accounting expense and the balance of $5,936 in other administrative expenses.. In the prior year general and administrative expenses included $26,000 in officers’ compensation, $14,000 in accounting and $7,535 of other administrative expenses. The decrease in officers’ compensation was due to the death of the former chairman of the Company. Legal expenses of $60,000 incurred during the six months ended June 30, 2006 included an initial retainer agreement, review of prior filings and negotiations related to prior debts incurred by the Company. Research and development costs during the period were $7,178, a decrease of $30,722 from the six months ended June 30, 2005, as the Company has ceased all future research and development activities. The Company has eliminated all but necessary expenses which include legal and accounting for the filing of quarterly reports.

Interest expense for the six months ended June 30, 2006 and 2005 was $20,870.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the current liabilities exceeded the current assets by $1,323,798.. The Company has primarily relied on the proceeds of stockholder and officer loans to fund operations.

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

ITEM 3. CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

Page - 9

PART II - OTHER INFORMATION

ITEM 1 Legal Proceeding
None

ITEM 2 Changes in Securities and Use of Proceeds
None.

ITEM 3 Defaults upon Senior Securities
None.

ITEM 4 Submissions of Matters to a Vote of Security Holders
None.

ITEM 5 Other Information
None.

ITEM 6 Exhibits and Reports on Form 8-K
(a) Exhibits

31.1 Certification by Zirk Engelbrecht President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Zirk Engelbrecht President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K dated, April 7, 2006, and May 10, 2006.

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

Date: August 10, 2006

 By: /s/ Zirk Engelbrecht
Zirk Engelbrecht
Chief Executive Officer & Chairman

Page - 10

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Zirk Engelbrecht, Chief Executive Officer of Safari Associates, certify that:
I have reviewed this quarterly report on Form 10 QSB of Safari Associates, Inc.;

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

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the periods presented in this Report;

4. I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

(b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(c) Disclosed in this Report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5. I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and to the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated August 10, 2006
 By: /s/ Zirk Engelbrecht
Zirk Engelbrecht
Chief Financial Officer

Page - 11

EXHIBIT 32.1
CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safari Associates, Inc. (the “Company”) on Form 10QSB for the quarter ended in June 30, 2006 as filed with the Securities & Exchange Commission (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 10, 2006

By:  /s/ Zirk Engelbrecht
Zirk Engelbrecht
Chief Financial Officer & Chief Executive Officer

Page - 12