Form 10KSB/A
period 2005-12-31
SAFARI ASSOCIATES INC
filed 2006-09-07
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

EXPLANATORY NOTE

This Form 10-KSB/A is being filed to reflect corrected dates for the auditor's report on page F-1 due a computer error made during the edgarizing of the document in html format. The dates were correct on the final draft, however, during the conversion process to html, typographical errors appeared on the final version.

KSB/A - 1

FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

Part I

Item 1.  Description of Business.

Item 2.  Description of Property.

Item 3.  Legal Proceedings.

Item 4.  Submission of Matters to Vote of Security Holders.

Part ll

Item 5.  Market for Common Equity and Related Stockholder Matters.

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

KSB/A - 2

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

The Company has one full time employee, its President, Zirk Engelbrecht.

Item 2. Description of Property.

The Current principal office of the Company is located at 12753 Mulholland Drive, Beverly Hills, California.

Item 3. Legal Proceedings.
None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)	Market Information

The common stock of this Issuer is now quoted Over the Counter on the Bulletin Board ("OTCBB")(Symbol SFAR). We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. Even so, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided during the fiscal years 2005 and 2004:

KSB/A - 3

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
We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(d)	Recent Sales of Unregistered Securities.
During the last two years, the Company sold restricted shares of its $0.001 par value Common Stock without registering the securities under the Securities Act of 1933, as amended.

On April 26, 2004, the Company issued 10,000 shares of its restricted common stock to Consumer Construction Inc. for consulting service valued at $.10 per share for a total value of $1,000.00. Consumer Construction, Inc. executed an investment letter which the Company relied upon to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. No other compensation expense was recorded.

On October 7, 2004, the Company issued 10,000 shares of its restricted common stock to Mr. Arthur Tipling Sempliner to become the Company’s Director of New Product Development. The shares were valued at $.10 per share for a total value of $1,000.00. Mr. Sempliner executed an investment letter which the Company relied upon to establish that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No broker or underwriter was involved in the transaction and no commission was paid. No other compensation expense was recorded.

As of the date of the issuances set forth above, the average daily high and low bids were unavailable to the Issuer. The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. This Issuer has determined that, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short.

KSB/A - 4

Item 6. Management’s Discussion and Analysis or Plan of Operation

(a) Plan of Operation. Our Plan of Operation is unchanged from our previous Quarterly Report.

Our financial statements contain the following additional material notes:

(Note 3-Development Stage Company). We are a development stage company as defined in Financial Accounting Standards Board Statement 7. We are concentrating on raising capital and developing our business operations.

(Note 8-Going Concern) The Company’s financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue operations.

Cash Requirements and of Need for additional funds: twelve months. We have a present need for additional funding to bring this phase to completion. We continue to face certain minimal cash requirements for corporate maintenance, legal and professional and auditing expenses. Our cash requirements for these purposes are not in issue. We have some limited prospects for acquiring further funding from shareholder advances.

Cautionary Statement: There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

(c) Discussion and Analysis of Financial Condition and Results of Operations. We have had no revenues for past fiscal years or any interim periods covered by this report, or to the actual date of this report, or from inception. Our independent auditor has indicated the following material notes to our financial statements: (Note 2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenues. (Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues. (Note 4-Related Party Transactions) Please refer to Note 4 of our Audited Financial Statements for more complete information and details on this subject.

Cautionary Statement Repeated: There can be no assurance that we will be successful in raising capital through private placements, business combinations or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing, merger or joint-venture could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters. Even if we are successful in raising capital in a timely manner and on terms acceptable to us and our shareholders, there are innumerable risks of business failure that haunt the path to profitability. We may not prove competitive in our areas of focus. Funding may not prove adequate to see us through our development stage. We are virtually a start-up company with all of the risks which attend new ventures.

KSB/A - 5

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

Liquidity and Capital Resources
As of December 31, 2005, the current liabilities exceeded the current assets by $1,641,550. The Company has primarily relied on the proceeds of no interest loans from two stockholders to fund operations and the issuance of common stock for payment of certain consulting and professional services. The loans from the stockholders do not include any terms for repayment.

KSB/A - 6

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

None.

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

The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and believe that our disclosure controls and procedures are effective based on the required evaluation.  During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Name	Age	Position With Company	Year First Became	Director or Officer
Morton Berger[1]	77	Former President/CFO/Director	1986	Both
Zirk Engelbrecht		Current CEO/Director	2006	Both
Lillian Berger	75	Secretary/Treasurer/Director	1986	Both
Stephen Steeneck	38	Chief Executive Officer/Director	2002	Both
Michael A. Konecny	50	Director	2003	Director only

1 On the eve of March 6, 2006, Chairman of the Board and President, Mort Berger passed away after battling a long illness.

KSB/A - 7

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

Each director serves until the next annual meeting of shareholders and until his or her respective successor is duly elected and qualifies. Executive officers are elected by the Board of Directors to serve at the discretion of the directors

ZIRK ENGELBRECHT- Current CEO/CFO/Chairman- Mr. Engelbrecht holds a degree in Mechanical Engineering. Mr. Engelbrecht has extensive experience with public companies in South Africa and the United States and has overseen the venture capital phase and public registration of numerous public companies since 1994.

MORTON BERGER- Former President/Director- was our former President, CFO and Chairman of our Board of Directors. He has served as President and Director since September 1993. Mr. Berger graduated from New York University Law School in June of 1952 and was admitted to practice in the State of New York. He served in the United States Army immediately after graduating New York University School of Law and served in combat in Korea until his honorable discharge in 1954. From 1954 until 1987 he practiced law and was admitted to practice in the first, second, third, fifth, seventh, ninth and eleventh federal circuits and tried cases in district courts in each of those circuits. He also did Appeals work in each of those federal circuits. From 1964 until March of 1966 he was general counsel and vice president of Marks Polarized Corporation, a public company that specialized in research and development in which capacity he was the licensing coordinator for the company and specialized in procuring government research and development contracts. From March 1966 until the end of 1968 he was the President of Research Frontiers, Inc and its subsidiary Cameras For Industry, Inc. During his tenure as president of Cameras For Industry, Inc., the company developed and distributed the first surveillance cameras used in banks. Commencing in mid 1968 until the end of 1969, Mr. Berger was the President of Aolian Research Company and developed new methods of vacuum deposition. Mr. Berger’s business experience is wide and diversified. He has managed various artists in the music industry and in 1985, one of the musical groups he managed, Grand Master Flash and the Furious Five obtained the first contract with a major label ever obtained by a Rap Group. Many consider this the beginning of Rap music in the United States.

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

STEPHEN STEENECK- Former Chief Executive Officer since November of 2002 until April 5, 2006. In late 1999, Stephen founded Lee Franklin Group, LLC, an investment and public relations advisory company. Previously, from November 1998 through 2000, Stephen was partner and co-owner of Triple SSS Systems, an investment-banking firm. From October of 1996, through November of 1998, Stephen worked as a licensed stockbroker for A.G. Edwards & Sons, Inc. He has Extensive Training in Product Knowledge of Mutual Funds, Private Money Management, and Unit Investment Trusts, with experience with stocks, bonds, options, Initial Public Offerings, investment banking, and corporate finance. Prior to A.G. Edwards, Stephen was with Gilford Securities working in a similar capacity. Stephen holds an Associate in Applied Science Degree in Business Administration and Management from Westchester Community College, December 1987. He has attended C.U.N.Y. Baruch College in New York, where he has completed courses in Finance, Investments and Economics.

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

KSB/A - 8

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

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics was filed with the prior year’s annual report as Exhibit 14.1. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to Attn: Mr. Zirk Engelbrecht, 12753 Mulholland Drive, Beverly Hills, California, 90210. The Company’s telephone number is (310) 733-0879.

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

KSB/A - 9

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature (1) Of Beneficial Owner	Percent of Class (2)
Common	Lillian Berger (3) 13 Eastbourne Drive Spring Valley, NY10977	415,415	27.97%
Common	Morton Berger (4) 13 Eastbourne Drive Spring Valley, NY 10977	45,315	3.05%
Common	Henry Steeneck 2676 Old Yorktown Road Yorktown Heights, NY 10598	110,000	7.40%
Common	Stephen Steeneck (5) 2676 Old Yorktown Road Yorktown Heights, NY 10598	110,000	7.40%
	Michael Konecny (6) 15 Constitution Drive Leonardo, NJ 07737	-0-	-0-
	Includes all Officers and Directors of the Company As a group (2 persons)	680,730	45.82%

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

KSB/A - 10

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

Notes to Financial Statements.

(b) Exhibits

Exhibit
Number      Description

14.1 Code of Ethics and Business Conduct (incorporated by reference Form 10 KSB December 31, 2003)
21.1	List of Subsidiaries
31.1	Certification by Zirk Engelbrecht, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302of the Sarbanes- Oxley Act of 2002
32.1	Certification by Zirk Engelbrecht, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906of the Sarbanes- Oxley Act of 2002
(c) Reports on Form 8-K.
Form 8-K dated March 14, 2006
Form 8-K dated April 7, 2006

KSB/A - 11

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Safari Associates, Inc.

Date: April 19, 2006        By s/ Zirk Engelbrecht
                       Zirk Engelbrecht
                Chief Executive Officer
                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 19, 2006   By: /s/ Zirk Engelbrecht
Zirk Engelbrecht, Chief Executive Officer
and Chief Financial Officer

Date: April 19, 2006   By: /s/ Lillian Berger
Lillian Berger, Director

KSB/A - 12

EXHIBIT 21.1
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

KSB/A - 13

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Zirk Engelbrecht, Chief Executive Officer/Chief Financial Officer of Safari Associates, certify that:
I have reviewed this annual report on Form 10 KSB/A of Safari Associates, Inc.;

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

Date: April 19, 2006                   By: /s/ Zirk Engelbrecht
Zirk Engelbrecht, Chief Executive Officer
and Chief Financial Officer

KSB/A - 14

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

Dated: April 19, 2006  By:  /s/ Zirk Engelbrecht____________________

Zirk Engelbrecht

Chief Executive Officer & Chief Financial Officer

KSB/A - 15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Safari Associates, Inc.
Beverly Hills, California

We have audited the accompanying consolidated balance sheet of Safari Associates, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2005 and the related consolidated statements of operations, and cash flows for the years ended December 31, 2005, December 31, 2004 and for the period January 1, 2003 (inception of development stage) to December 31, 2005 and the statement of changes in stockholders’ equity for the period January 1, 2003 (inception of development stage( to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Safari Associates, Inc. and Subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the years ended December 31, 2005, December 31, 2004 and for the period January 1, 2003 (inception of development stage) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

KSB/A - 16

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

Commitments and Contingencies

Stockholders’ (Deficit):

Common Stock, par value $.001 authorized
100,000,000 shares, issued and
Outstanding 1,505,034 shares	1,505
Additional Paid-in Capital	1,982,454
Deficit Accumulated During Development Stage	(644,118)
Retained (Deficit)	(2,981,391)
Total Stockholders (Deficit)	(1,641,550)

Total Liabilities and Stockholders’ (Deficit)	$7,514

The accompanying notes are an integral part of these Financial Statements.

KSB/A - 17

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2005
(PERIOD OF DEVELOPMENT STAGE)

	Cumulative
	Loss during
	Development
	Stage	2005	2004

Operating Expenses:
General and Administrative Expenses	$344,131	$84,299	$104,088
Research and Development Costs	139,964	86,800	36,150
Total Operating Expenses	484,095	171,099	140,238

Net (Loss) from Operations	(484,095)	(171,099)	(140,238)
Interest Expense	130,390	41,740	41,720

Loss from continuing operations	$(614,485)	(212,839)	(181,958)
Discontinued operations
Loss from discontinued operations	(29,633)	-	(14,337)
Net (Loss)	$(644,118)	$(212,839)	$(196,295)

Earnings per share
From continuing operations		$(.14)	$(.12)
Loss from discontinued operations		(.00)	(.01)

Net (Loss) Per Common Share		$(.14)	$(.13)

Weighted Average Shares Outstanding		1,505,034	1,493,784

The accompanying notes are an integral part of these Financial Statements.

KSB/A - 18

SAFARI ASSOCIATES, INC.
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS STOCKHOLDERS’ (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 30, 2005
(PERIOD OF DEVELOPMENT STAGE)

				Deficit
				Accumulated
	Common Stock		Additional	During
	Par Value $.001		Paid-In	Development	Retained
	Shares	Amount	Capital	Stage	(Deficit)

Balance January 1, 2003	13,777,763	$13,778	$1,930,660	$-	$(2,846,698)

Shares issued for consulting services	372,024	372	12,649
Shares issued by private placement	700,000	700	23,800
Reverse stock split (1 for 10)	(13,364,753)	(13,365)	13,365
Net (loss)				(234,984)	(134,693)

Balance December 31, 2003	1,485,034	1,485	1,980,474	(234,984)	(2,981,391)

Shares issued for consulting services	20,000	20	1,980

Net (loss)				(196,295)

Balance December 31, 2004	1,505,034	1,505	1,982,454	(431,279)	(2,981,391)

Net (loss)				(212,839)

Balance December 31, 2005	1,505,034	$1,505	$1,982,454	$(644,118)	$(2,981,391)

The accompanying notes are an integral part of these Financial Statements.

KSB/A - 19

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
AND FOR THE PERIOD JANUARY 1, 2003 TO DECEMBER 31, 2005
(PERIOD OF DEVELOPMENT STAGE)

	Cumulative
	During
	Development
	Stage	2005	2004

Cash Flows from Operating Activities:

Net (Loss)	$(644,118)	$(212,839)	$(196,295)
Adjustment to Reconcile Net (Loss)
to net cash used in operating activities:
Depreciation and Amortization	1,135	1,135	6,355
Write off of impaired assets	10,696	10,696
Stock issued for services	15,021	-	2,000
Changes in Operating Assets & Liabilities:
Accounts Receivable		-	2,351
Prepaid Expenses and Other Assets	55,748	15,800	18,205
Accounts Payable	36,102	36,102	2,510
Payroll and Other Taxes Payable	1,300	1,300	(758)
Accrued expenses	327,190	88,740	119,720

Net Cash Used in Operating Activities	(196,926)	(59,066)	(45,912)

Cash Flows from Financing Activities:
Issuance of Common Stock	24,500	-	-
Loans Stockholder	159,972	63,912	47,038

Net Cash Provided by Financing Activities	184,472	63,912	47,038

Net Increase (Decrease) in Cash	(12,454)	4,846	1,126

Cash - Beginning of Year	19,968	2,668	1,542

Cash - End of Year	$7,514	$7,514	$2,668

The accompanying notes are an integral part of these Financial Statements.

KSB/A - 20

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

The company is a development stage company as defined in Financial Accounting Standards Board Statement 7.
The Company is concentrating on raising capital and developing business operations. During the fiscal year 2003, the Company had ceased manufacturing disposable cameras and was purchasing them from an outside vendor to fulfill outstanding orders. During the fiscal year 2003to the end year of fiscal 2005, we focused all its attention on the development of the Flame Tame device and the descent device.

After the death of our former Chairman, Morton Berger, the Company terminated all future research and development. At the present time, the company is focusing on finding a merger candidate. No decision has been made by the Company as to whether it will restart research and development of the Flame Tame or descent device.

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

KSB/A - 21

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain items reflected in the balance sheet, statement of operations, and cash flow statements have been reclassified to reflect the Company’s change in strategy and the change to a development stage company.

Note 3 - Development Stage Operations

(Note 3-Development Stage Company). We are a development stage company as defined in Financial Accounting Standards Board Statement 7. We are concentrating con raising capital and developing our business operations.

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

As of December 31, 2005, the Company has a net unused operating loss carry forward of approximately $3,300,000, which expire in various years from 2008 through 2025.

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

All liabilities owning to the former Chairman and President of the Company continue to be liabilities of the Company. The convertible notes owned by the former Chairman and president, Morton Berger, are in the process of being acquired by a group of non-affiliated investors. All other liabilities owed to the former Chairman and President are in the process of being assigned to the Company’s current Chairman and President, Zirk Engelbrecht, for consideration Mr. Engelbrecht paid to Morton Berger’s estate. At the present time, no determination has been made as to whether the liability will be repaid or extinguished.

KSB/A - 22

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

Product Liability
Certain of the Company's products and proposed products will be in the safety field where the Company could be subject to claims from injuries resulting from use of the Company's products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. At present, the Company does not have any liability insurance coverage.

Note 8 - Going Concern

As of December 31, 2005, the Company had a working capital deficit of $1,641,550 and a stockholder’s deficit of $1,641,550. In addition, the Company has no significant operations to sustain themselves. The Company has changed strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. The Company has suffered recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise additional funds to continue operations.

The Company is currently exploring different methods of raising additional equity capital through private placements, loans from stockholders or by other means. There is no assurance that the Company will be successful in its efforts to raise additional capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern. It is management's plan to raise additional funds to continue operations.

As of December 31, 2005, the Company ceased all future research and development and decided to go in a new direction and is currently seeking a merger candidate.

KSB/A - 23