Form 10QSB/A
period 2006-03-31
SAFARI ASSOCIATES INC
filed 2006-09-07
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No.1

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

Yes __X__ No ___

As of March 31, 2006, 1,505,034 shares of common stock were outstanding.

QSB/A - 1 - March

SAFARI ASSOCIATES, INC.
FORM 10-QSB
QUARTER ENDED MARCH 31, 2006
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

- Consolidated Balance Sheet as of March 31, 2006

- Consolidated Statements of Income for the three months ended March 31, 2006 and 2005

- Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

- Notes to Consolidated Financial Statements.

Item 2 - Management's Discussion and Analysis Or Plan of Operations.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

Item 2 - Changes in Securities and Use of Proceeds.

Item 3 - Default upon Senior Securities.

Item 4 - Submission of Matters to a Vote of Security Holders.

Item 5 - Other Information.

Item 6 - Exhibits and Reports on Form 8-K.

SIGNATURES

QSB/A - 2 - March

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

The accompanying notes are an integral part of these financial statements.
QSB/A - 3 - March

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2006

	CUMULATIVE
	LOSS DURING
	DEVELOPMENT
	STAGE	2006	2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

OPERATING EXPENSES:
General and Administrative Expenses	$357,131	$13,000	$27,646
Research and Development Costs	147,142	7,178	13,950

Total Operating Expenses	504,273	20,178	41,596

Net (Loss) from Operations	(504,273)	(20,178)	(41,596)

Interest Expense	140,825	10,435	10,435

Loss from Continuing Operations	(645,098)	(30,613)	(52,031)

Loss from Discontinued Operations	(29,633)

Net (Loss)	$(674,731)	$(30,613)	$(52,031)

Net (Loss) Per Common Share		$(.02)	$(.03)

Weighted Average Shares Outstanding		1,505,034	1,484,978

The accompanying notes are an integral part of these financial statements.

QSB/A - 4 - March

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2006
(PERIOD OF DEVELOPMENT STAGE)

	CUMULATIVE
	LOSS DURING
	DEVELOPMENT
	STAGE	2006	2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(674,731)	$(30,613)	$(52,031)
Adjustment to Reconcile Net Income (Loss)
to net cash used in operating activities:
Depreciation	3,365		568
Loss on disposition of property and equipment			2,229
Services provided for common stock	15,021
Changes in Operating Assets & Liabilities:
Prepaid Expenses and Other Assets	64,214	-	3,950
Accounts Payable	42,088	5,986	11,510
Payroll and Other Taxes Payable	1,300
Accrued Expenses	345,625	18,435	25,335

Net Cash Used in Operating Activities	(203,118)	(6,192)	(8,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	24,500
Loans from Stockholders	166,189	6,217	12,000

Net Cash Provided by Financing Activities	190,689	6,217	12,000

Net Increase (Decrease) in Cash	(12,429)	25	3,561

Cash - Beginning of Period	19,968	7,514	2,668

Cash - End of Period	$7,539	$7,539	$6,229

 The accompanying notes are an integral part of these financial statements.

QSB/A - 5 - March

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

NOTE 2- Summary of Significant Accounting Policies

CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

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
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basic per share data has been computed on the loss for the period divided by the historic weighted average number of shares of common stock outstanding. All potentially dilutive securities have been excluded from the compilation since they would be anti-dilutive.

QSB/A - 6 - March

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 - Income Taxes

There is no provision for federal or state income taxes for the years ended March 31, 2006 and 2005 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carry forward operating losses. Deferred tax assets at March 31, 2006 and 2005 consist of the following:

	2006	2005
Net Operating Loss Carry forward	$1,257,000		$1,180,000
Property and Equipment	-		(2,500)
	1,257,500		1,177,500
	(1,257,500)		(1,177,500)
Valuation Allowance	$-0-	$	- 0 -

As of December 31, 2005, the Company had a net unused operating loss carry forward of approximately $3,300,000 which expires in various years starting in 2008 through 2024.

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

Note 6- Loan Stockholders
During the period ended March 31, 2006, Mrs. Berger, a major stockholder of the Company, was repaid $7,475 which reduced the Company obligation to$103,237.

During the period ended March 31, 2006, Mr. Henry Steeneck, a stockholder of the Company, loaned the Company $1,192 for a total of $146,592.

During the three months March 31, 2006 Mr. Zirk Engelbrecht, President of the Company, loaned the Company $12,500.

QSB/A - 7 - March

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All loans from the stockholders and officer have been used to provide the Company with working capital and are non interest bearing and payable on demand.
NOTE 7-Commitments and Contingencies

Product Liability

Certain of the Company's proposed products will be in the safety field where the Company could be subject to claims from injuries resulting from use of the Company's products. Recent developments in the insurance industry have reduced the availability and increased the cost of liability insurance coverage. During the period ended March 31, 2006, the Company ceased all future research and development and decided to go in a new direction and is currently seeking a merger candidate. In addition for the period ended March 31, 2006 there was been a change in the Chairman of the Board of Directors and President of the Company. For the past few years such individuals have provided most of the working capital for the Company. At present, the Company does not have any liability insurance coverage.

NOTE 8 - Going Concern
As of March 31, 2006, the Company had a working capital deficit of $1,672,163 and a stockholder's deficit of $1,672,163. In addition, the Company has no significant operations to sustain themselves. In 2003, the Company changed it’s strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

QSB/A - 8 - March

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During late fiscal 2003 and into fiscal 2004, the Company decided to change its strategy from the manufacture of disposable cameras, recoil pads and targets to concentrate on research and development of other products to be used to increase safety in the event of hostile fires.

The Company was developing and testing two new safety devices intended to save lives in the event of hostile fire, however, on March 7, 2006, Mr. Morton Berger, President and Chairman of the Board of the Company, passed away after a long illness. Mr. Zirk Engelbrecht was subsequently appointed as President of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES.
The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

QSB/A - 9 - March

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
 None.

ITEM 6. EXHIBITS.

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

By: /s/ Zirk Engelbrecht_
Zirk Engelbrecht
Chief Executive Officer

QSB/A - 10 - March

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Zirk Engelbrecht, Chief Executive Officer and Chief Financial Officer of Safari Associates, certify that:
I have reviewed this quarterly report on Form 10QSB of Safari Associates, Inc.;

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

Dated:  May 22, 2006   By: /s/ Zirk Engelbrecht
Zirk Engelbrecht
Chief Executive Officer
Chief Financial Officer

QSB/A - 11 - March

EXHIBIT 32.1
CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safari Associates, Inc. (the “Company”) on Form 10QSB for the period ended March 31, 2006 as filed with the Securities & Exchange Commission (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 22, 2006  By:  /s/ Zirk Engelbrecht
Zirk Engelbrecht
Chief Executive Officer & Chief Financial Officer

QSB/A - 12 - March