Form 10QSB/A
period 2006-06-30
SAFARI ASSOCIATES INC
filed 2006-09-07
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

QSB/A - 1 - June

SAFARI ASSOCIATES, INC.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS
Page
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

Signatures

QSB/A - 2 - June

PART I - FINANCIAL INFORMATION

SAFARI ASSOCIATES INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

2006
(Unaudited)
ASSETS

Current Assets:

Cash	$7,240

Total Assets	$7,240

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Notes payable	$15,000
Accounts payable	318,282
Payroll and other taxes payable	27,772
Accrued expenses	231,754
Loans from stockholder	232,730
Convertible notes payable	505,500

Total Current Liabilities	1,331,038

Commitments and Contingencies

Stockholders’ Deficit:

Common Stock, par value $.001, authorized 100,000,000
shares, issued and outstanding 1,665,034 shares	1,665
Additional Paid-in Capital	2,401,031
Retained (Deficit)	(3,726,494)

Total Stockholders’ Deficit	(1,323,798)

Total Liabilities and Stockholders’ (Deficit)	$7,240

The accompanying notes are an integral part of these Financial Statements.

QSB/A - 3 - June

SAFARI ASSOCIATES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)

Operating Expenses:
General and Administrative Expenses	$72,936	$47,535

Research and Development Costs	7,178	37,900

Total Operating Expenses	80,114	85,435

Loss from Operations	(80,114)	(85,435)

Interest Expense	(20,870)	(20,870)

Net (Loss)	$109,984	$(108,636)

Earnings Per Share
Basic	$.06	$(.07)

Weighted Average Shares Outstanding	1,585,034	1,505,034

The accompanying notes are an integral part of these Financial Statements.

QSB/A - 4 - June

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)

Operating Expenses:
General and Administrative Expenses	$59,937	$22,120
Research and Development Costs	-	23,950

Total Operating Expenses	59,937	46,070

Loss from Operations	(59,937)	46,070

Interest Expense	(10,435)	(10,435)

Net (Loss)	$70,372	$(56,505)

Earnings Per Share
Basic	$.09	$(.04)

Weighted Average Shares Outstanding	1,665,034	1,505,034

The accompanying notes are an integral part of these Financial Statements.

QSB/A - 5 - June

SAFARI ASSOCIATES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$100,984	$(108,636)
Adjustment to Reconcile Net (Loss) to
net cash used in operating activities
Depreciation	-	1,148
Loss on disposition of property and equipment	-	2,217

Changes in Operating Assets and Liabilities
Prepaid Expenses and Other Assets	-	7,910
Accounts Payable	5,986	21,410
Accrued Expenses	14,870	50,017

Net Cash Used in Operating Activities	(80,128)	(25,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans From Stockholders	79,854	26,000

Net Cash Provided by Financing Activities	79,854	26,000

Net Increase (Decrease) in Cash	(274)	56

Cash - Beginning of Period	7,514	2,668

Cash - End of Period	$7,240	$2,724

The accompanying notes are an integral part of these Financial Statements.

QSB/A - 6 - June

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

New management of the Company changed its business strategy and is currently seeking a merger candidiate.

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
The Company has adopted the standards set by the Financial Accounting Standards Board and computes earnings per share data in accordance with SFAS No. 128 "Earning per Share." The basic per share data has been computed on the loss for the period divided by the weighted average number of shares of common stock outstanding.. All potentially dilutive securities have been included in the calculation of earnings per share-diluted.

ESTIMATES AND ASSUMPTIONS
Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses at the balance sheet date and for the periods then ended. Actual results could differ from these estimates

NOTE 3 - SUPPLEMENTAL CASH FLOW STATEMENT DISCLOSURES
Non Cash Transactions                                         2006
Stock issued for payment of obligation        $ 98,500
Shareholder loan contributed and transferred to Additional Paid-In Capital                                $103,237
Accrued Compensation Contributed to Additional Paid-In Capital                                               $217,000

QSB/A - 7 - June

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

NOTE 5 - INCOME TAXES

There is no provision for federal or state income taxes for the periods ended June 30, 2006 and 2005 since the Company has incurred operating losses. Additionally, the Company has reserved fully for any potential future tax benefits resulting from its carry forward operating losses. Deferred tax assets at June 30, 2006 and 2005 consist of the following:
                                                                                                              2006                        2005
Net Operating Loss Carry forward   $1,210,000  $1,200,000
Valuation Allowance                                                    (1,210,000)             (1,200,000)
                                                                                                        $            -0-              $            - 0 - .

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

QSB/A - 8 - June

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

NOTE 8-COMMON STOCK

During the period ended June 30, 2006, the Company issued 160,000 shares of the Company’s restricted common stock in exchange for the release of $98,500 of accrued expenses. In addition the Company recorded as additional paid in capital $103,237, which included forgiveness of $103,237 in loans from Mrs. Berger, and additional paid in capital of $217,000 for the forgiveness of accrued compensation owed to the Former President of the Company, Morton Berger.

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

NOTE 10 - GOING CONCERN

As of June 30, 2006, the Company had a working capital deficit and a stockholder's deficit of $1,323,798.. In addition, the Company has no significant operations to sustain themselves. In 2003, the Company changed its strategy from a manufacturing and sales operation to perform research and development on products that have a patent and other products which may be patentable. Prior to March 31, 2006 the Company ceased all future research and development and decided to go in a new direction and is currently seeking a merger candidate. For the past few years such individuals have provided most of the working capital for the Company. The above facts and circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

QSB/A - 9 - June

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During late fiscal 2003 and into fiscal 2004, the Company decided to change its strategy from the manufacture of disposable cameras, recoil pads and targets to concentrate on research and development of other products to be used to increase safety in the event of hostile fires.

The Company was developing and testing two new safety devices intended to save lives in the event of hostile fire. On March 7, 2006, Mr. Morton Berger, President and Chairman of the Board of the Company, passed away after a long illness and Mr. Zirk Engelbrecht was appointed as President of the Company. The Company ceased all future research and development activities and decided to go in a new direction and is currently seeking a merger candidate. In addition, for the period ended March 31, 2006, there was been a change in the Chairman of the Board of Directors and President of the Company. For the past few years, former management and shareholders have provided most of the working capital for the Company.

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

QSB/A - 10 - June

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

QSB/A - 11 - June

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

QSB/A - 12 - June