Form 10KSB/A
period 2005-12-31
SAFARI ASSOCIATES INC
filed 2006-09-22
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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
Page - 3

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

Page - 5

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

Page - 6

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

Page - 7

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

Page - 8

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

Page - 9

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

Page - 12

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

Page - 13

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

Page - 14

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

Page - 15

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

Page - 16

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

Page - 23