Form 10QSB/A
period 2006-03-31
SAFARI ASSOCIATES INC
filed 2006-09-22
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

Page - 5

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATMENTS OF STOCKHOLDERS' EQUITY

Current Liabilities:
Notes Payable	$15,000
Accounts Payable	318,282
Payroll and Other Taxes Payable	27,772
Accrued Expenses	550,819
Loan Stockholders	262,329
Convertible Notes Payable	505,500

Total Current Liabilities	1,679,702

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT):

Common Stock, par value $.001 authorized
100,000,000 shares, issued and
outstanding 1,505,034 shares 1,505
Additional Paid-in Capital	1,982,454
Deficit Accumulated During Development Stage	(674,731)
Retained (Deficit)	(2,981,391)

Total Stockholders' (Deficit)	(1,672,163)

Total Liabilities and Stockholders' (Deficit)	$7,539

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

Page - 8

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

Page - 9

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

Page - 10

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

Page - 11

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

Dated  May 22, 2006           By: /s/ Zirk Engelbrecht
Zirk Engelbrecht
Chief Executive Officer
Chief Financial Officer

Page - 12

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

Page - 13