Form 10QSB/A
period 2006-06-30
SAFARI ASSOCIATES INC
filed 2006-09-22
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A-2

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

Page - 3

SAFARI ASSOCIATES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)

Operating Expenses:
General and Administrative Expenses	$72,936	$49,866
Research and Development Costs	7,178	37,900

Total Operating Expenses	80,114	87,766

Loss from Operations	(80,114)	(87,766)

Interest Expense	(20,870)	(20,870)

Net (Loss)	$(100,984)	$(108,636)

Earnings Per Share
Basic	$(.06)	$(.07)

Weighted Average Shares Outstanding	1,585,034	1,505,034

The accompanying notes are an integral part of these Financial Statements.

Page - 4

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)

Operating Expenses:
General and Administrative Expenses	$59,937	$22,120
Research and Development Costs	-	23,950

Total Operating Expenses	59,937	46,070

Loss from Operations	(59,937)	(46,070)

Interest Expense	(10,435)	(10,435)

Net (Loss)	$(70,372)	$(56,505)

Earnings Per Share
Basic	$(.04)	$(.04)

Weighted Average Shares Outstanding	1,665,034	1,505,034

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

Page - 7

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

Page - 8

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

Page - 9

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