Form 10QSB/A
period 2006-03-31
SAFARI ASSOCIATES INC
filed 2006-10-27
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2006

	CUMULATIVE
	LOSS DURING
	DEVELOPMENT
	STAGE	2006	2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

OPERATING EXPENSES:
General and Administrative Expenses	$357,131	$13,000	$25,415
Research and Development Costs	147,142	7,178	13,950

Total Operating Expenses	504,273	20,178	39,365

Net (Loss) from Operations	(504,273)	(20,178)	(39,365)

Interest Expense	140,825	10,435	10,435

Loss from Continuing Operations	(645,098)	(30,613)	(49,800)

Loss from Discontinued Operations	(29,633)	-	-

Net (Loss)	$(674,731)	$(30,613)	$(52,031)

Net (Loss) Per Common Share		$(.02)	$(.03)

Weighted Average Shares Outstanding		1,505,034	1,484,978

Page - 4

SAFARI ASSOCIATES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND FOR THE PERIOD JANUARY 1, 2003 TO MARCH 31, 2006
(PERIOD OF DEVELOPMENT STAGE)

	CUMULATIVE
	LOSS DURING
	DEVELOPMENT
	STAGE	2006	2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(675,731)	$(30,613)	$(52,031)
Adjustment to Reconcile Net Income (Loss)
to net cash used in operating activities:
Depreciation	3,365		568
Loss on disposition of property and equipment			2,229
Services provided for common stock	15,021
Changes in Operating Assets & Liabilities:
Prepaid Expenses and Other Assets	64,214	-	3,950
Accounts Payable	42,088	5,986	11,510
Payroll and Other Taxes Payable	1,300
Accrued Expenses	345,625	18,435	25,335

Net Cash Used in Operating Activities	(203,118)	(6,192)	(8,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	24,500
Loans from Stockholders	166,189	6,217	12,000

Net Cash Provided by Financing Activities	190,689	6,217	12,000

Net Increase (Decrease) in Cash	(12,429)	25	3,561

Cash - Beginning of Period	19,968	7,514	2,668

Cash - End of Period	$7,539	$7,539	$6,229

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

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification by Zirk Englebrecht Cheif Executive Officer and Cheif Financial Officer pursuant to Section 302 of the Sarabanes-Oxley Act of 2002.

32.1 Certification by Zirk Englebrecht  Cheif Executive Officer and Cheif Financial Officer pursuant to Section 906 of the Sarabanes-Oxley Act of 2002.

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

Date: May 22, 2006 By: /s/ Zirk Englebrecht Zirk Englebrecht Chief Executive Officer Date: May 22, 2006 By: /s/ Lillian Berger Lillian Berger, Director

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

Dated: May 22, 2006 By: /s/ Zirk Engelbrecht Zirk Engelbrecht Chief Financial Officer & Chief Executive Officer

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

Dated: May 22, 2006 By: /s/ Zirk Engelbrecht Zirk Engelbrecht Chief Financial Officer & Chief Executive Officer

Page - 12