Form 10QSB
period 2006-09-30
SAFARI ASSOCIATES INC
filed 2006-11-13
CIK 922011

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission File Number 0 - 30215

SAFARI ASSOCIATES, INC.

(Exact name of small business issuer as specified in its charter)

Utah                 87-9369569

 (State or other jurisdiction of            (IRS Employer
incorporation or organization)     Identification Number)

3940-7 Broad Street, #200, San Luis Obispo, CA      93401

 (Address of principal executive offices)

866-297-7192

 (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of September 30, 2006 77,537,384 shares of common stock were outstanding.

Page - 1

SAFARI ASSOCIATES, INC.
FORM 10-QSB
QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Consolidated Balance Sheet as of September 30, 2006

Consolidated Statement of Operations for the three and nine
months ended September 30, 2006 and 2005

Consolidated Statement of Cash Flows for the nine months
ended September 30, 2006 and 2005

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis or Plan of Operations

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

PART I - FINANCIAL INFORMATION

SAFARI ASSOCIATES INC.
CONSOLIDATED BALANCE SHEET
September 30, 2006

ASSETS	2006
(Unaudited)
Current Assets:
Cash	$130,474
Accounts Receivable	11,667
Inventory	108,720
Deposits	39 000
Total Current Assets	289,861

Equipment, net	13,783
Intangible assets, net	11,676

Total Assets	$315,320

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Notes payable	$32,148
Accounts Payable	320,382
Accrued Expenses and other liabilities	277,961
Convertible Notes Payable	505,500
Total Current Liabilities	1,135,991

Stockholders’ (Deficit):
Common Stock, par value $.001 authorized
100,000,000 shares, issued and
outstanding 77,537,384 shares	77,537
Additional Paid-in Capital	213,000
Retained (deficit)	(1,111,208)
Total Stockholders’ (Deficit)	(820,671)
Total Liabilities and Stockholders’ (Deficit)	$315,320

The accompanying notes are an integral part of these Financial Statements.

Page - 3

SAFARI ASSOCIATES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	NINE MONTHS	THREE MONTHS
	2006	2006
	(Unaudited)	(Unaudited)

Revenue	$423,389	$243,512
Cost of Sales	99,009	51,567
Gross Profit	324,380	191,945

Operating Expenses:
Advertising and promotion	117,247	43,581
Web-site development	29,758	5,567
Salaries, commissions and benefits	58,910	31,512
Other administrative expenses	76,616	30,126
Total Operating Expenses	282,531	110,786

Net income from Operations	41,849	81,159

Other Expenses:
Interest Expense	4,844	4,534

Net income before Provision For Income

Taxes	37,005	76,625

Provision for Income Taxes	-	-

Net (Loss)	$37,005	$76,625

Net (Loss) Per Common Share	$.00	$.00

Weighted Average Shares Outstanding	73,017,025	75,501,900

The accompanying notes are an integral part of these Financial Statements.

Page - 4

SAFARI ASSOCIATES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

2006
(Unaudited)

Cash Flows from Operating Activities:
Net Income (Loss)	$37,005
Adjustment to Reconcile Net Income (Loss)
To Net Cash Used in Operating Activities:
Depreciation and Amortization	824
Changes in Operating Assets & Liabilities:
Accounts Receivable	(11,667)
Inventory	(86,730)
Deposits	(39,000)
Accounts Payable	2,100
Accrued Expenses and other liabilities	13,979

Net Cash Used in Operating Activities	(83,489)

Cash Flows from Investing Activities
Purchase of equipment	(13,783)
Cash acquired in acquisition of Safari Associates	39
Net Cash Used in Investing Activities	(13,734)

Cash Flows from Financing Activities:
Line of credit	17,148
Net Cash Provided by Financing Activities	17,148

Net Increase (Decrease) in Cash	(80,075)

Cash - Beginning of Period	210,549

Cash - End of Period	$130,474

Supplemental Disclosure to Cash Flow Statement

Cash paid during the period for interest	$865
Common Stock issued for intangible and inventory	$18,000

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2006.

On September 12, 2006, the Company entered into an Asset Purchase Agreement with Power-Save Energy Corp. (hereinafter “POWER-SAVE”), a Nevada Corporation pursuant to which the Company agreed to issue 75,000,000 shares of common stock (the “Shares”) of the company for substantially all the assets of POWER-SAVE. There are no material relationships between the Company or its affiliates and any of the parties of the Asset Purchase Agreement. This transaction closed on September 13, 2006. The acquisition of these shares represented 75,000,000 common shares or approximately 96.7% of the total outstanding stock of the Issuer (the “Majority Shares”). The transaction has been accounted for as a reverse acquisition whereby POWER-SAVE is treated as the acquirer for accounting purposes

Power-Save (a development stage company) manufactures markets and sells an electricity savings device for homeowners. The Company’s initial product, the Power-Save 1200’s primary function is to improve electric efficiency, and to reduce electrical consumption in the home.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements, including the estimated useful lives of tangible and intangible assets. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents and notes payable. At June 30, 2006 the carrying cost of these instruments approximate their fair value.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Intangible Assets

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

 The accompanying notes are an integral part of these Financial Statements.

Page - 6

SAFARI ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”. The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Income Taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings   Per Share”, requires presentation of basic earnings per share (”Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for

The accompanying notes are an integral part of these Financial Statements.

Page - 7

SAFARI ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future performance and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

Note 3 - Commitments and Contingencies

The Company entered into a Non-Exclusive Distributor Agreement, which allows the Company to purchase at preferred pricing and market a certain patented electricity saving device. The Agreement has an initial term of one year. At the end of the one year term, the Agreement will continue until terminated by either party with at least thirty days prior notice. The Agreement requires the Company to purchase $7,500 of product in every three month period during the first two years and then increasing to $15,000 in every three month period for the remaining term of the Agreement. The total commitment for product purchases during the next twelve months is $30,000.

Note 4 - Note Payable

POWER-SAVE has negotiated a line of credit with a bank in the amount of $55,000 at September 30, 2006. The line of credit bears interest at 8.25% as of September 30, 2006. The balance due on the line of credit at September 30, 2006 is $17,148.

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

Note 5 - Income Taxes
The Company has a net operating loss carryforward of approximately $6,000 as September 30, 2006. The federal income tax benefit of this net operating loss is $900, and has been offset with a valuation allowance of $900 due to the uncertainty that the net operating loss will be used.

The accompanying notes are an integral part of these Financial Statements.

Page - 8

SAFARI ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and include the ABET logo, the UL listing number, rights, licenses, designs and approvals, the customer lists, and any and all manufacturing agreements acquired. A summary of intangible assets as of June 30, 2006 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	834
$11,676

Note 7 - Proforma Financial Information

Proforma Results of operations for the three and nine months ended September 30, 2006

	Nine Months	Three Months

Revenue	$423,389	$243,512
Cost of Sales	99,009	51,567
Gross Profit	324,380	191,945

Operating Expenses	451,551	200,692
Interest Expense	32,170	10,990

Net (loss)	$(159,341)	$(19,737)

Net Loss per Share	$(.00)	$(.00)

Page - 9

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safari Associates, Inc., (the “Company”) is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation was filed to change its name from Mag Enterprises, Inc. to Safari Associates, Inc.

The Company has eight wholly owned subsidiaries Safari Group Safety Products, Inc., Safari Camera Corporation, Photography For Evidence, Inc., Impact Dampening Technology, Inc., Safari Target Corporation, Shoothru, Inc., Safari Boat Company, and Safari Lure Company. All the subsidiaries are inactive except for Safari Group Safety Products, Inc. which is a research and development company.

The stock consideration consisted of 75,000,000 newly issued shares of SFAR common stock, which were divided proportionally among the POWER-SAVE Shareholders in accordance with their respective ownership interests in POWER-SAVE immediately before the completion Acquisition Transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the current liabilities exceeded the current assets by $846,130. The Company has primarily relied on the proceeds of stockholder and officer loans to fund operations. The debt prior to the acquisition of Power-Save Energy Corp. are in the process of being settled and will be reflected in the period ending December 31, 2006.

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
None.

ITEM 3 Defaults upon Senior Securities
None.

ITEM 4 Submissions of Matters to a Vote of Security Holders
None.

ITEM 5 Other Information
None.

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 Certification by  Michael Forster President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Michael Forster President  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports

Form 8-K/A filed with the Securities and Exchange Commission on November 3, 2006.

Schedule Def 14C filed with the Securities and Exchange Commission on November 8, 2006.

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

Date: November 13, 2006 By: /s/ Michael Forster Michael Forster Chief Executive Officer & Chief Financial Officer

Page - 10

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Michael Forster, Chief Executive Officer of Safari Associates, certify that:

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

Date: November 13, 2006 By: /s/ Michael Forster
                        Michael Forster
Chief Executive Officer & Chief Financial Officer

Page - 11

EXHIBIT 32.1
CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Safari Associates, Inc. (the “Company”) on Form 10QSB for the quarter ended in September 30, 2006 as filed with the Securities & Exchange Commission (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2006 By: /s/ Michael Forster
                        Michael Forster
Chief Executive Officer & Chief Financial Officer

Page - 12