Form 10KSB
period 2006-12-31
POWER-SAVE ENERGY CO
filed 2007-04-06
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

Commission file number 0-30215

Power-Save Energy Company
Name of small business issuer in its charter

Utah	Fed ID 87-9369569
(State or other jurisdiction of incorporation or Organization)	(IRS Employer Identification Number)

3940-7 Broad Street, San Luis Obispo, CA	93401
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (866) 297-7192

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

               Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                Indicate by check mark , if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenue for the fiscal year ended December 31, 2006 is $650,692 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of December 31, 2006 amounted to $10,047,430.

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2006 was 30,930,497 shares.

FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

PART 1

Item 1. Description of Business

Power-Save Energy Company, (the "Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation were filed to change its name from Mag Enterprises, Inc to Safari Associates, Inc. On September 12, 2006, an amendment to the articles of Incorporation was filed to change its name from Safari Associates, Inc. to Power-Save Energy Company.

                Power-Save Energy Corp., Inc. manufactures, markets, and sells electricity saving devices for homeowners. The product is intended to reduce homeowner's electricity consumption and reduce their electric utility bill monthly. The device may also help with surge protection. This device is called the Power-Save 1200.

                Power-Save Energy Co. intends to aggressively market the Power-Save 1200 product. Power-Save will market the Power-Save 1200 product utilizing Direct Response Television Commercials played on cable TV across America. Power-Save will retain the services of a full service Call Center to take incoming orders as a result of the TV commercials. Power-Save will utilize PayPal Merchant services to accept payment for items. Power-Save Energy Corp. will be responsible for warehousing and shipping the product to customer.

                The Company has one full time employee, its President, Michael Forster.

Item 2. Description of Property.

The Current principal office of the Company is located at 3940-7 Broad Street, #200, San Luis Obispo, CA 93401.

Item 3. Legal Proceedings.

                None.

Item 4. Submission of Matters to a Vote of Security Holders.

                None.
PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

                (a) Market Information

The common stock of this Issuer is now quoted Over the Counter on the Bulletin Board ("OTCBB") (Symbol PWSV). We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. Even so, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided during the fiscal years 2006 and 2005:

Fiscal 2006	High	Low
March 31, 2006	$1.60	$.60
June 30, 2006	$3.20	$.60
September 30, 2006	$2.30	$.50
December 31, 2006	$3.00	$1.40

Fiscal 2005	High	Low
March 31, 2005	$1.20	$.10
June 30, 2005	$ .33	$.22
September 30, 2005	$ .33	$.15
December 31, 2005	$ .38	$.15

The source of this information for fiscal year 2006 and 2005 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

                (b) Holders

As of December 31, 2006, there were approximately 278 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

                (c) Dividends

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

On September 12, 2006, the Company entered into an Asset Purchase Agreement with Power-Save Energy Corp. (hereinafter "POWER-SAVE"), a Nevada Corporation pursuant to which the Company agreed to issue 75,000,000 shares of common stock (the "Shares") of the company for substantially all the assets of POWER-SAVE. There are no material relationships between the Company or its affiliates and any of the parties of the Asset Purchase Agreement. This transaction closed on September 13, 2006. The acquisition of these shares represented 75,000,000 common shares or approximately 96.7% of the total outstanding stock of the Issuer (the "Majority Shares"). The transaction has been accounted for as a reverse acquisition whereby POWER-SAVE is treated as the acquirer for accounting purposes.

DEBT and SERVICES

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

Item 6. Management's Discussion and Analysis or Plan of Operation

                (a) Plan of Operation.

Power-Save Energy Co. is a marketing and manufacturing company dedicated to the mass-market sale of its PS1200 energy-saving product for homeowners. Power-Save Energy Co. intends to market quality, tested products and to continue to seek out and offer innovative new energy-saving products to the consumer.

Power-Save Energy has recently released two new products, the PS3200 and the PS3400. These two units are for light commercial / industrial use. Power-Save has designed these units with the following types of business in mind, Gasoline Service Stations, Corner Grocery Stores, Fast Food locations, Car Wash facilities, Laundromats, etc.

In anticipation of the release of the two light commercial / industrial units, Power-Save has developed and grown its network of authorized installs, and resellers. These can be found on the company's extensive web site www.power-save.com. These installers / resellers service the type of commercial customers that we anticipate will desire the new PS3200 and PS3400 units.

Power-Save will continue to utilize the power of television and purchase national cable commercial time to run its 60 second and 120 second DRTV spot. Power-Save will continue to sell its residential unit directly to the public and continue to add value to its brand through aggressive advertisement.

Our financial statements contain the following additional material notes:

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Requirements and of Need for additional funds: twelve months. We continue to face certain minimal cash requirements for corporate maintenance, legal and professional and auditing expenses. Our cash requirements for these purposes are not in issue.

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

(c) Discussion and Analysis of Financial Condition and Results of Operations. We have had revenues for past fiscal years or any interim periods covered by this report, or to the actual date of this report, or from inception. Our independent auditor has indicated the following material notes to our financial statements: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to find an operating company to merge with, thus creating necessary operating revenues. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues. Please refer to our Audited Financial Statements for more complete information and details on this subject.

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

Revenue for the year ended December 31, 2006 was $650,692 comprised entirely of sales to residential customers. The Company did not have any revenue from September 21, 2005 (date of inception) through December 31, 2005. The cost of sales for the year ended Dec ember 31, 2006 including shipping costs was $ 279,983 giving the Company a gross profit of $370,709 and an operating margin of 57%.

Operating expenses for the year ended December 31, 2006 were $511,975. The major operating expenses were advertising expense of $204,934 which included both television and web advertising and sales commissions of $183,375. These two categories totaled 75.9% of all operating expenses .No other expense exceed 3% of operating expense.

Liquidity and Capital Resources
As of December 31, 2006, the current assets exceeded the current liabilities by $111,988. The Company has primarily relied on the proceeds from the issuance of common stock to fund operations.

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

ITEM 8B. Other Information

                None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names and positions of the current officers and directors of the Company. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position With Company	Year First Became	Director or Officer

Michael Forster	42	Current CEO/President/Chairman	2006	Both

Luke C. Zouvas	36	Director	2006	Director

David J. Forster	38	Director	2007	Director

On February 6, 2007, the Chairman of the Company Michael Forster held a special meeting of the Board of Directors. Michael Forster appointed David J. Forster as a member of the Board of Directors and accepted the resignation of Director Matthew Zouvas.

Directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

Biographical Information

MICHAEL FORSTER- Current CEO/President/Chairman- Mr. Forster is an experienced entrepreneur in all facets of business. He has organized and executed the start-up of companies. He has worked under contract in both the private and public company sectors to affect corporate and financial restructuring. As well, Mr. Forster has held senior management level positions at a Fortune 500 company. Mr. Forster holds a Bachelor of Science Degree in Aeronautical Engineering from California Polytechnic State University.

LUKE C. ZOUVAS - Director- Luke C. Zouvas has five years of experience in public companies as a licensed attorney in the State of California. Mr. Zouvas is currently acting as special securities counsel to the company.

DAVID J. FORSTER - Director - David John Forster was born and raised in Northern California in 1970. He attended California Polytechnic State University in 1988 where he received his Bachelor of Arts Degree in Political Science with a minor in Business.

He pursued a career in politics working for the U.S. Congressional Office of Leon E. Panetta and The Sierra Club where he lobbied within the arena of consumer and environmental lawmaking. David took his experience in government further out into the private sector by working as a Political Analyst for Pacific Resources Engineering and Planning in Burlingame, California. There he proved to be a vital asset lobbying local, state, and federal agencies on public transportation projects and issues.

In 1997 he left politics for a corporate position with Kaiser Permanente Medical Group in Oakland, California. Hired into a 2year contract he proved to be a valued high-level employee satisfying some diverse needs by demonstrating the ability to assist Labor-Management with reorganizing over 3000 union employees and at the same time resolving sensitive labor issues. In 1999 David was given the opportunity to become a senior level manager for the Kaiser Call Center Project. With this new challenge, David excelled, adding to the Call Centers success by evaluating statistics and making accurate recommendations on the efficiency and financial viability of the overall projects performance and livelihood.

David left Kaiser in 2002 to pursue a life long dream of owning his own restaurant. In April of the same year he opened the doors to Longboards Grill in Pismo Beach, California. For almost 4years he organized and executed the start-up, creation, and design of the restaurant concept and operation. In October of 2006 David sold his profitable and well-known business and has begun his search for a new venture.

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

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics was filed with the 2003 year's annual report as Exhibit 14.1. A copy of the Code of Ethics will be posted on our website at www.power-save.com. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to Attn: Mr. Michael Forster, 3940-7 Broad Street, San Luis Obispo, CA 93401. The Company's telephone number is (866) 297-7192.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2006, its executive officers, directors and all persons who own more than ten percent of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

The Company has not paid any executive compensation for any officer or director for the fiscal year ending December 31, 2006.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature (1) Of Beneficial Owner	Percent of Class (2)

Common	Michael Forster 3873 Sequoia Drive San Luis Obispo, CA 93401	20,000,000	64.66%

Common	Luke C. Zouvas (1) 925 Hotel Circle San Diego, CA. 92108	0	0%

Common	David J. Forster (2) 619 Camino Contento Arroyo Grande, CA. 93420	0	0%

Common	Zirk Engelbrecht 646 Highland Ave. Redlands, CA. 92373	5,020,244	16.23%

	Includes all Officers and Directors of the Company As a group (1 person)	20,000,000	64.66%

1	Luke C. Zouvas is a director of the Company.
2	David J. Forster is a director of the Company.

Item 12. Certain Relationships and Related Transactions

On September 15, 2006, pursuant to the Asset Purchase Agreement with Power-Save Energy Corp., former Chairman and Chief Executive Officer, Zirk Engelbrecht, received 5,000,000 shares of common stock of the company in exchange for relinquishing his control interest in the Company.

Except as set forth above, the Company has not entered into any transaction during the last two years and it has not proposed any transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

-	Any director or executive officer of the Company;
-	Any nominee for election as a director;
-	Any security holder named in the "Security Ownership of Certain Beneficial Owners and "management" section above; and
-	Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report

(b) Exhibits

Exhibit Number	Description

31.1	Certification by Michael Forster, Chief Executive Officer and Chief Financial Officer, pursuant to Section 302of the Sarbanes- Oxley Act of 2002
32.1	Certification by Michael Forster, Chief Executive Officer and Chief Financial Officer, pursuant to Section 906of the Sarbanes- Oxley Act of 2002

(c) Reports on Form 8-K.
Form 8-K dated December 1, 2006

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power-Save Energy Company

By s/ Michael Forster
Michael Forster
Chief Executive Officer

Gruber & Company, LLC

Certified Public Accountant	Telephone (636)561-5639
121 Civic Center Drive, Suite 125	Fax (636)561-0735
Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
POWER-SAVE ENERGY COMPANY

I have audited the accompanying balance sheetS of Power-Save Energy Corp (a development stage enterprise) as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006 and for the period September 21, 2005 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power-Save Energy Company as of December 31, 2006 and 2005 and the results of its operations and cash flows for the year ended December 31, 2006 and for the period from September 21, 2005, (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri

April 2, 2007

Power-Save Energy Company
(a development stage company)
Balance Sheet

	December 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents	$89,910	$217,844
Accounts receivable	19,443	--
Inventory	50,962	31,582

Total current assets	160,315	249,426

Equipment, net of accumulated depreciation	2,217	--
Intangible assets, net of accumulated amortization	11,954	--

Total assets	174,486	249,426

Liabilities and stockholders' equity

Liabilities

Current liabilities
Line of credit	13,137	--
Accounts payable	35,190	--

Total current liabilities	48,327	--

Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares authorized 30,930,497 issued and outstanding	30,930	270,000
Additional paid-in capital	257,070	--
Deficit accumulated during the development stage	(161,841)	(20,574)

Total stockholders' equity	126,159	249,426

Total liabilities and stockholders' equity	$174,486	$249,426

See accompanying notes to financial statements

Power-Save Energy Company
(a development stage company)
Statement of Operations

	For the year ending December 31, 2006	For the period September 21, 2005 (date of inception) through December 31, 2005	For the period September 21, 2005 (date of inception) through December 31, 2006

Revenues, net	$650,692	$--	$650,692

Cost of sales
Merchandise	255,103	--	255,103
Other costs	24,881	--	24,881

Total cost of sales	279,984	--	279,984

Gross margin	370,708	--	370,708

Operating expenses
Advertising and promotion	208,386	9,278	217,664
Sales commissions	183,375	--	183,375
General and administrative	120,214	11,296	131,510

Total operating costs and expenses	511,975	20,574	532,549

Net loss	$(141,267)	$(20,574)	$(161,841)

Weighted average number of shares outstanding	25,603,702	16,203,704

Net loss per share	$(0.01)	$(0.00)

See accompanying notes to financial statements

Power-Save Energy Company
(a development stage company)
Statement of Stockholders' Equity

			Additional	Deficit Accumulated During
	Common Stock		Paid-In	Development
	Issued	Amount	Capital	Stage	Total

Balance, September 21, 2005	--	$--	$--	$--	$--

Common stock issued for cash on November 7, 2005	31,250,000	31,250	113,750	--	145,000

Common stock issued for cash on December 8, 2005	39,062,500	39,063	85,937	--	125,000

Net loss incurred during the period September 21, 2005 (date of inception) through December 31, 2005	--	--	--	(20,574)	(20,574)

Balance, December 31, 2005	70,312,500	70,313	199,687	(20,574)	249,426

Common stock issued as partial payment for the Asset Purchase Agreement between the Company and Advanced Builder Energy Technologies, LLC	4,687,500	4,687	13,313	--	18,000

Acquisition of Safari Associates, Inc.	2,537,384	2,537	2,726,593	(3,509,011)	(779,881)

Recapitalization	--	--	(3,509,011)	3,509,011	--

Reverse stock split	(51,991,387)	(51,992)	51,992	--	--

Conversion of Safari Associates, Inc. debt to common stock	5,384,500	5,385	774,496	--	779,881

Net loss incurred for the year ended December 31, 2006	--	--	--	(141,267)	(141,267)

Balance, December 31, 2006	30,930,497	$30,930	$257,070	$(161,841)	$126,159

See accompanying notes to financial statements

Power-Save Energy Company
(a development stage company)
Statements of Cash Flows

For the year ending December 31, 2006		For the period September 21, 2005 (date of inception) through December 31, 2005	For the period September 21, 2005 (date of inception) through December 31, 2006
Cash flows from operating activities
Net (loss)	$(141,267)	$(20,574)	$(161,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	714	--	714
Changes in operating assets and liabilities	--	--	--
Increase in accounts receivable	(19,443)	--	(19,443)
Increase in inventory	(13,889)	(31,582)	(45,471)
Increase in accounts payable	35,190	--	35,190

Net cash used by operating activities	(138,695)	(52,156)	(190,851)

Cash flows from investing activities:
Acquisition of equipment	(2,376)	--	(2,376)
Acquisition of intangible assets	--	--	--
Net cash used by investing activities	(2,376)	--	(2,376)

Cash flows from financing activities
Proceeds from line of credit, net	13,137	--	13,137
Proceeds from sale of stock	--	270,000	270,000
Net cash provided by financing activities	13,137	270,000	283,137

Net increase in cash and equivalents	(127,934)	217,844	89,910

Cash and cash equivalents at beginning of year	217,844	--	--

Cash and cash equivalents at end of year	$89,910	$217,844	$89,910

Supplemental disclosure of cash flow information:

Income taxes paid	$--	$--	$--

Interest paid	--	--	--

Stock issued to retire debt	779,881	--	--

Stock issued to acuire equipment and inventory	18,000	--	--

See accompanying notes to financial statements

Power-Save Energy Company
(a development stage company)
Notes to Financial Statments

Note 1 - Organization and Principal Activities

Organization and Description of Business

Power-Save Energy Company ("the Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation were filed to change its name from Mag Enterprises, Inc. to Safari Associates, Inc. On September 12, 2006, an amendment to the articles of incorporation was filed to change its name from Safari Associates, Inc. to Power-Save Energy Company.

The Company manufactures, markets, and sells electricity saving devices for homeowners. The product is intended to reduce homeowner's electricity consumption and reduce their electric utility bill monthly. The device may also help with surge protection.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents and notes payable. At December 31, 2006 the carrying cost of these instruments approximate their fair value.

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

Power-Save Energy Company
(a development stage company)
Notes to Financial Statments

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company is responsible for warehousing and shipping the merchandise.

Stock - Based Compensation

The Company may periodically issue shares of common stock for services rendered or for other costs and expenses. Such shares will be valued based on the market price of the shares on the transaction date.

The Company may periodically issue stock options to employees and stock options or warrants to non-employees in non-capital raising transactions for services and for financing costs.

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but to disclose on an annual basis the pro-forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No. 123 was amended by SFAS No., 148, which now requires companies to disclose in interim financial statements the pro-forma effect on net income (loss) and net income (loss) per common share of the estimated fair value of stock options issued to employees.

In accordance with SFAS No. 123, the cost of stock options and warrants issued to non-employees is measured at the grant date based on the fair value of the award. The fair value of the stock-based award is determined using the Black-Scholes option-pricing model. The resulting amount is charged to expenses on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

Pro Forma Financial Disclosure - In accordance with SFAS No. 123, the Company will provide footnote disclosure with respect to stock-based employee compensation. The value of a stock-based award will be determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount will be charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

The Company did not have any stock options outstanding during the period November 25, 2003 (date of inception) through December 31, 2006, accordingly, no pro forma financial disclosure is provided herein.

Power-Save Energy Company
(a development stage company)
Notes to Financial Statments

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

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the period September 21, 2005 (date of inception) through December 31, 2006. Accordingly, basic and diluted loss per common share is the same for the period September 21, 2005 (date of inception) through December 31, 2006.

On November 28, 2006, a reverse stock split of 3 to 1 was approved by the Company's Board of Directors. All common shares have been adjusted to reflect the 3 to 1 reverse stock split.

Advertising

The costs of advertising, promotion and marketing programs are charged to operations in the calendar year incurred.

Segmented Information

Management has determined that the Company operates in one dominant industry segment. Additional segment disclosure requirements will be evaluated as it expands its operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are "written-off" when deemed uncollectible.

Special - purpose entities

The Company does not have any off-balance sheet financing activities.

Power-Save Energy Company
(a development stage company)
Notes to Financial Statments

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2006 the Company had a retained deficit of $161,841. This condition raises substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The company is a development stage company under the provisions of Financial Accounting Standards Board No. 7. The Company is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate additional operating revenues.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

Organizational costs

The Company expenses all start-up and organizational costs as they are incurred in accordance with the provisions of Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities" issued by the American Institute of Certified Public Accountants.

Website Development Costs

The Company accounts for website development costs in accordance with Emerging Issues Task Force (EITF) No. 00-2. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with Statement of Position (SOP) 98-1 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred.

Note 3 - Recently issued accounting pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements

Power-Save Energy Company
(a development stage company)
Notes to Financial Statments

are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4", (" SFAS No. 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating

Power-Save Energy Company
(a development stage company)
Notes to Financial Statments

to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May, 2005, The FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February, 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Statements". SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

Power-Save Energy Company
(a development stage company)
Notes to Financial Statments

In March, 2006 FASB issued SFAS 156 "Accounting For Servicing of Financial Assets" this Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.
4.	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5.	Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

Note 4 - Commitments and Contingencies

The Company entered into a Non-Exclusive Distributor Agreement, which allows the Company to purchase at preferred pricing and market a certain patented electricity saving device. The Agreement has an initial term of one year. At the end of the one year term, the Agreement will continue until terminated by either party with at least thirty days prior notice. The Agreement requires the Company to purchase $7,500 of product in every three month period during the first two years and then increasing to $15,000 in every three month period for the remaining term of the Agreement. As of December 31, 2006, this agreement is terminated.

Note 5 - Note Payable

The Company has negotiated a line of credit with a bank in the amount of $55,000 at December 31, 2006. The line of credit bears interest at 12.00% as of December 31, 2006. The balance due on the line of credit at December 31, 2006 is $13,137.

Note 6 - Income Taxes

The Company has a net operating loss carryforward of approximately $161,000 which will begin to expire in, 2005. The federal income tax benefit of this net operating loss is $56,350, and has been offset with a valuation allowance of $56,350 due to the uncertainty that the net operating loss will be used. The valuation allowance increased by $50,330 and $6,020 for the year ended December 31, 2006 and for the period September 21, 2005 (date of inception) through December 31, 2005 respectively.

Power-Save Energy Company
(a development stage company)
Notes to Financial Statments

Note 7 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and include the ABET logo, the UL listing number, rights, licenses, designs and approvals, the customer lists, and any and all manufacturing agreements acquired. A summary of intangible assets as of December 31, 2006 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	556

$11,954

Note 8 - Common Stock

On November 7, 2005, the Company issued 31,250,000 shares of common stock in a private placement offering that resulted in gross proceeds of $145,000.

On December 8, 2005, the Company issued 39,062,500 shares of common stock in a private placement offering that resulted in gross proceeds of $125,000.

On May 6, 2006, the Company issued 4,687,500 shares of common stock as partial payment for the Asset Purchase Agreement between the Company and Advanced Builder Energy Technologies, LLC. The value was determined using the average price of stock issued for cash in the same period.

On September 10, 2006, the Company issued 2,537.384 shares of Common stock in the reverse acquisition of Safari Associates, Inc.

On November 28, 2006, the Company completed a three for 1 split reverse split of outstanding common stock.

On December 31, 2006, the Company converted debt in the amount of $779,881 into 5,384,500 shares of common stock.

Note 9 - Asset Purchase Agreement

On April 19, 2006, the Company entered into an asset purchase agreement with Advanced Builder Energy Technologies, LLC ("ABET") to purchase substantially all of the assets of ABET used in the manufacturing, sale and distribution of certain of its proprietary products. The purchase price for the tangible and intangible assets was $90,000 payable in cash, and the issuance of 150,000 shares of the Company's common stock.

The purchase was allocated as follows:

Inventory	$95,490
Intangible assets	12,510
$108,000

The inventory consists of power conditioning units built by a supplier in China for a competitor that is no longer in business. These units are labeled with a competitors name and UL information and will have to be relabeled in accordance with UL rules. 0170

Power-Save Energy Company
(a development stage company)
Notes to Financial Statments

Note 10 - Agreement for Development of Television Advertising

On October 1, 2005 the Company entered into an agreement with SendTec, Inc. to prepare from script to production one sixty second DRTV commercial for $30,000. As of December 31, 2006, the commercial was completed, and the Company had paid as agreed.

Note 11 - Other Informative Disclosure

On October 1, 2005, the stockholders of the Company completed a share agreement transaction, whereby the stockholders exchanged 100% of the issued and outstanding shares of the Company's common stock for 10,000,000 shares of Tabatha V, Inc. The result would have been that the Company would become a wholly owned subsidiary of Tabatha V, Inc. with the transaction being accounted for as a reverse merger in which the Company would be the acquirer, and would adopt the capital structure of Tabitha V, Inc. The transaction was subsequently voided.

Note 12 - Acquisition

On September 12, 2006, the Company entered into an Asset Purchase Agreement with Power-Save Energy Corp., pursuant to which the Company agreed to issue 75,000,000 shares of common stock . This transaction has been accounted for as a recapitalization effected through a reverse merger, such that Power-Save Energy Corp. will be treated as the "acquiring" company for financial reporting purposes. In connection with the acquisition, The Company assumed liabilities in the amount of $779,881. On December 31, 2006, the Company issued 5,384,500 shares of common stock to convert these liabilities.