Form 10QSB
period 2007-03-31
POWER-SAVE ENERGY CO
filed 2007-05-09
CIK 922011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 0 - 30215

(Exact name of small business issuer as specified in its charter)

Utah	87-9369569
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3940-7 Broad Street, #200, San Luis Obispo, CA 93401
(Address of principal executive offices)

866-297-7192
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 31, 2007 31,230,295 shares of common stock were outstanding.

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Consolidated Balance Sheet as of March 31, 2007

Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows for the three Months ended March 31, 2007 and 2006

Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART 1 - FINANCIAL INFORMATION

POWER SAVE ENERGY COMPANY
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007

ASSETS

Current Assets
Cash and Cash Equivalents	$130,360
Accounts receivable	154,568
Inventory	55,675

Total current assets	340,603

Equipment, net of accumulated depreciation	2,099
Intangible assets, net of accumulated amortization	11,745

Total assets	$354,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
Line of credit	$22,338
Accounts payable	19,527
Income taxes payable	5,886

Total current liabilities	47,751

Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares Authorized , 31,230,295 issued and outstanding	31,230
Additional paid-in-capital	256,770
Retained earnings	18,696

Total stockholders' equity	306,696

Total liabilities and stockholders' equity	$354,447

POWER SAVE ENERGY COMPANY.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006

Revenue, net	$474,858	$20,598

Cost of sales
Merchandise	56,814	18,000
Other costs	16,750	448

Total cost of sales	73,564	18,448

Gross margin	401,294	2,150

Operating expenses
Advertising and promotion	74,220	45,404
Sales commissions	89,090	-
General and administrative	51,561	26,249

Total operating costs and expenses	214,871	71,653

Net income (loss) before provision for income taxes	186,423	(69,503)

Provision for income taxes	5,886	-

Net income (loss)	$180,537	$(69,503)

Net income (loss) per share	$.006	$.046

Weighted average number of shares outstanding	31,130,512	1,505,034

POWER SAVE ENERGY COMPANY.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities
Net income (loss)	$180,537	$(69,503)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	327	-
Changes in operating assets and liabilities
Increase in accounts receivable	(135,125)	-
Increase in inventory	(4,713)	-
Decrease in accounts payable	(15,663)	-
Increase in taxes payable	5,886	-

Net cash provided (used) by operating activities	31,249	-

Cash flows from financing activities
Proceeds from line of credit, net	9,201	-

Net increase (decrease) in cash and cash equivalents	40,450	(69,503)

Cash and cash equivalents at beginning of period	89,910	217,844

Cash and cash equivalents at end of period	$130,360	$148,341

Supplemental disclosure of cash flow information:

Income taxes paid	$-	$-

Interest paid	$564	$-

POWER SAVE ENERGY COMPANY.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following financial information is submitted in response to the requirements of Form 10-QSB and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Power Save Energy Company (the "Company") believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2007.

Note 1 Organization and Principal Activities
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

Financial Instruments

The Company's financial instruments include cash and cash equivalents and notes payable. At March 31, 2007 the carrying cost of these instruments approximate their fair value.

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

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the period. Accordingly, basic and diluted loss per common share is the same.

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

Note 4 - Note Payable

The Company has negotiated a line of credit with a bank in the amount of $55,000 at March 31, 2007. The line of credit bears interest at 12.00% as of March 31, 2007. The balance due on the line of credit at March 31, 2007 is $22,338.

Note 6 - Income Taxes

The provision for income taxes consists of the following

	2007	2006
Federal income tax	$3,581	$-
State income tax	2,305	-

Total	$5,886	$-

Income taxes based on statutory tax rates are as follows

Federal income taxes	$58,242	$-
State income tax	16,612	-
Less net operating loss benefit	(68,968)	-

Total	$5,886	-

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Revenue for the three month period ended March 31, 2007 was $474,858.Revenue in the three months ended March 31, 2006 was $20,598 when the Company was in the development stage. The gross profit for the three months ended March 31, 2007 was $401,294 or a gross margin of 84.5%.

Advertising and promotional expenses for the three month period ended March 31, 2007 was 74,220 which included web based expenses of $ 21,831 and television advertising of $52,389. Commissions to outside sales persons was $89,090 for the three months ended March 31, 2007.

General and administrative expenses for the three months ended March 31, 2007 was $51,561. Professional fees including legal and accounting for the Company were $28,740, most of which were related to the preparation of the year end financial statements and ongoing requirements for a public corporation. The other general and administrative expenses totaling $22,821 included the following: bank service charges for credit card sales, licenses and fees, printing and office supplies, postage, telephone and other miscellaneous expenses.

The Company recorded federal and state income taxes of $5,886 after utilizing a net operating loss carryforward of $161,841.

Liquidity and Capital Resources.
As of March 31, 2007 the current assets exceeded the current liabilities by $292,582. Prior to the current quarter the Company relied on the proceeds from the issuance of common stock to fund operations. During the current quarter, the Company became profitable and was able to generate sufficient funds from for current operations.

Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenue, results of operations, liquidity or capital expenditures.

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
None.

ITEM 3 Defaults upon Senior Securities
None.

ITEM 4 Submissions of Matters to a Vote of Security Holders
None.

ITEM 5 Other Information
None.

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification by Michael Forster President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Michael Forster President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports none

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER SAVE ENERGY COMPANY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 9, 2007	By s/ Michael Forster
Michael Forster
Chief Executive Officer