Form 10QSB
period 2007-06-30
POWER-SAVE ENERGY CO
filed 2007-08-08
CIK 922011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 30, 2007 31,230,295 shares of common stock were outstanding.

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART 1 - FINANCIAL INFORMATION

POWER SAVE ENERGY COMPANY
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 (UNAUDITED)

ASSETS

Current Assets
Cash and Cash Equivalents	$316,488
Accounts receivable	52,368
Inventory	56,526

Total current assets	425,382

Equipment, net of accumulated depreciation	6,373
Intangible assets, net of accumulated amortization	11,537

Total assets	$443,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Current liabilities
Line of credit	$132
Accounts payable	39,835
Income taxes payable	80,821

Total current liabilities	120,788

Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares Authorized , 31,230,295 issued and outstanding	31,230
Additional paid-in-capital	256,770
Retained earnings	34,504

Total stockholders' equity	322,504

Total liabilities and stockholders' equity	$443,292

The accompanying notes are an integral part of these financial statements

POWER SAVE ENERGY COMPANY.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	SIX MONTH		THREE MONTHS
	2007	2006	2007	2006

Revenue, net	$1,057,406	$179,877	$582,548	$159,279

Cost of sales
Merchandise	151,079	44,227	94,265	26,227
Other costs	39,423	3,215	22,674	2,767

Total cost of sales	190,502	47,442	116,939	28,994

Gross margin	866,904	132,435	465,609	130,285

Operating expenses
Advertising and promotion	165,531	95,014	91,311	49,610
Sales commissions	278,530	27,398	189,440	27,298
General and administrative	145,677	72,022	94,116	45,773

Total operating costs and expenses	589,738	194,434	374,867	122,861

Net income (loss) before provision for income taxes	277,166	(61,998)	90,743	7,424

Provision for income taxes	80,821	-	74,935	-

Net income (loss)	$196,345	$(61,998)	$15,808	$7,424

Net income (loss) per share	$.006	$(.002)	$.001	$.000

Weighted average number of shares outstanding	31,230,295	25,000,000	31,230,295	25,000,000

The accompanying notes are an integral part of these financial statements

POWER SAVE ENERGY COMPANY.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income (loss)	$196,345	$(61,998)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	729	209
Changes in operating assets and liabilities
Increase in accounts receivable	(32,925)	(11,667)
Increase in inventory	(5,564)	(58,418)
Decrease in accounts payable	4,645	2,100
Increase in taxes payable	80,821	-

Net cash provided (used) by operating activities	244,051	(129,774)

Cash flows from investing activities
Increase in equipment	(4,468)	-

Cash flows from financing activities
Proceeds from line of credit, net	(13,005)	22,148

Net increase (decrease) in cash and cash equivalents	226,578	(107,626)

Cash and cash equivalents at beginning of period	89,910	217,844

Cash and cash equivalents at end of period	$316,488	$110,218

Supplemental disclosure of cash flow information:

Income taxes paid	$-

Interest paid	$950

Stock issued to acquire equipment and inventory	$18,000

The accompanying notes are an integral part of these financial statements

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2007.

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

The Company manufactures, markets, and sells electricity saving devices for homeowners and businesses. The products are intended to reduce electricity consumption and reduce monthly electric bills. The devices may also help with surge protection.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents and notes payable. At June 30, 2007 the carrying cost of these instruments approximate their fair value.

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

Note 3 - Commitments and Contingencies

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of June 30, 2007. The balance due on the line of credit at June 30, 2007 is $132.

Note 4 - Income Taxes

The provision for income taxes consists of the following

	2007	2006
Federal income tax	$62,955	$-
State income tax	17,866	-

Total	$80,821	$-

Income taxes based on statutory tax rates are as follows

Federal income taxes	$95,638	$-
State income tax	24,986	-
Less net operating loss benefit	(39,803)	-

Total	$80,821	-

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

Power-Save will continue to utilize the power of television and purchase national cable commercial time to run its 60 second and 120 second DRTV spot. Power-Save will continue to sell its residential unit directly to the public and continue to add value to its brand through aggressive advertisement. Revenue for the six month period ended June 30, 2007 was $1,057,406.

Revenue in the six months ended June 30, 2006 was $179,877 when the Company was in the development stage. The gross profit for the six months ended June 30, 2007 was $866,904 or a gross margin of 82.0%.

Advertising and promotional expenses for the six month period ended June 30, 2007 was $165,531 which included web based expenses of $ 44,037 and television advertising of $111,449. Commissions to outside sales persons was $278,530 for the six months ended June 30, 2007.

General and administrative expenses for the six months ended June 30, 2007 was $145,677. Professional fees including legal and accounting for the Company were $60,240, most of which were related to the preparation of the financial statements and ongoing requirements for a public corporation. Other general and administrative expenses totaled $85,437.The Company recorded a charge of $10,837 for bad debt expense and spent $6,340for testing the products at Underwriters Laboratory. The balance of general and administrative expenses included the following: bank service charges for credit card sales, licenses and fees, printing and office supplies, postage, telephone and other miscellaneous expenses.

The Company recorded federal and state income taxes of $80,821 after utilizing a net operating loss carryforward of $161,841..

Liquidity and Capital Resources.
As of June 30, 2007 the current assets exceeded the current liabilities by $304,594. In 2006, the Company relied on the proceeds from the issuance of common stock to fund operations. During the current year, the Company became profitable and is able to generate sufficient funds from for current operations.

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

Date: August 8, 2007	By s/ Michael Forster
Michael Forster
Chief Executive Officer