Form 10QSB/A
period 2007-06-30
POWER-SAVE ENERGY CO
filed 2007-08-09
CIK 922011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

866-297-7192
(Issuer's Telephone Number)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock - $0.0001 par value

Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_|  No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2007 31,230,295 shares of common stock were outstanding. Transitional Small Business Disclosure Format: Yes |_| No |X|

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2007. .

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

The Company recorded federal and state income taxes of $80,821 after utilizing a net operating loss carryforward of $161,841.

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

POWER SAVE ENERGY COMPANY

Date: August 9, 2007	By s/ Michael Forster
Michael Forster
Chief Executive Officer