Form 10QSB
period 2007-09-30
POWER-SAVE ENERGY CO
filed 2007-11-14
CIK 922011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock - $0.001 par value

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

As of September 30, 2007 27,031,168 shares of common stock were outstanding. Transitional Small Business Disclosure Format: Yes |_| No |X||

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Consolidated Balance Sheet as of September 30, 2007

Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the six months ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations

Item 3- Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART 1 - FINANCIAL INFORMATION

POWER SAVE ENERGY COMPANY
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS

Current Assets
Cash and Cash Equivalents	$394,039
Accounts receivable	38,747
Inventory	80,052

Total current assets	512,838

Equipment, net of accumulated depreciation	6,031
Intangible assets, net of accumulated amortization	11,328

Total assets	$530,197

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$61,111
Income taxes payable	91,100

Total current liabilities	152,211

Stockholders' equity
Common stock, $.001 par value, 200,000,000 shares Authorized, 27,031,168 issued and outstanding	27,031
Additional paid-in-capital	260,969
Retained earnings	89,986

Total stockholders' equity	377,986

Total liabilities and stockholders' equity	$530,197

The accompanying notes are an integral part of these financial statements

POWER SAVE ENERGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	NINE MONTHS		THREE MONTHS
	2007	2006	2007	2006

Revenue, net	$$1,760,908	$423,389	$703,502	$243,512

Cost of sales
Merchandise	299,279	85,847	148,200	41,619
Other costs	50,254	13,162	10,831	9,948

Total cost of sales	349,533	99,009	159,031	51,567

Gross margin	1,411,375	324,380	544,471	191,945

Operating expenses
Advertising and promotion	316,052	147,005	120,322	49,148
Sales commissions	456,773	58,910	208,442	31,512
General and administrative	295,623	81,460	149,946	34,660

Total operating costs and expenses	1,068,448	287,375	478,710	115,320

Net income (loss) before provision for income taxes	342,927	37,005	65,761	76,625

Provision for income taxes	91,100	-	10,279	-

Net income (loss)	$251,827	$37,005	$55,482	$76,625

Net income (loss) per share	$.000	$.001	$.002	$.003

Weighted average number of shares outstanding	27,031,168	24,339,008	27,031,168	25,167,300

The accompanying notes are an integral part of these financial statements

POWER SAVE ENERGY COMPANY.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$$251,827	$37,005
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	1,280	824
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(19,304)	(11,667)
(Increase) decrease in inventory	(29,090)	(86,730)
(Increase) in deposits	-	(39,000)
Increase in accounts payable and other liabilities	25,921	16,079
Increase in income taxes payable	91,100	-

Net cash provided (used) by operating activities	321,734	(83,489)

Cash flows from investing activities
(Increase) in equipment	(4,468)	(13,773)
Cash acquired in acquisition of Safari Associates	-	39

Net cash (used) in investing activities	(4,468)	(13,734)

Cash flows from financing activities
Proceeds from line of credit, net	(13,137)	17,148

Net increase (decrease in cash and cash equivalents	304,129	(80,075)

Cash and cash equivalents at beginning of period	89,910	210,549

Cash and cash equivalents at end of period	$394,039	$130,474

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-

Interest paid	$-	$950

Stock issued to acquire equipment and inventory	$-	$18,000

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2007.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements, including the estimated useful lives of tangible and intangible assets. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

Financial Instruments

The Company's financial instruments include cash and cash equivalents and notes payable. At September 30, 2007 the carrying cost of these instruments approximate their fair value.

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

Note 3 - Commitments and Contingencies

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of September 30, 2007. The balance due on the line of credit at September 30, 2007 is $-0-.

Note 4 - Income Taxes

The provision for income taxes consists of the following

	2007	2006
Federal income tax	$70,500	$-
State income tax	20,600	-

Total	$91,100	$-

Income taxes based on statutory tax rates are as follows

Federal income taxes	$116,595	$-
State income tax	30,178	-
Less net operating loss benefit	(55,673)	-

Total	$91,100	-

Note 5 - Common Stock

On December 31, 2006, the Company converted debt in the amount of $779,881 into 5,384,500 shares of common stock. Subsequently, 4,199,127 of those shares were cancelled.

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

Power-Save will continue to utilize the power of television and purchase national cable commercial time to run its 60 second and 120 second DRTV spot. Power-Save will continue to sell its residential unit directly to the public and continue to add value to its brand through aggressive advertisement. Revenue for the nine month period ended September 30, 2007 was $1,760,908.

Revenue in the nine months ended September 30, 2006 was $423,389. The Company was considered to be in the development stage in 2006. Revenue for the three months ended September 30, 2007 was $703,502, an increase of 20% over the prior three months ended June 30,2007. The gross profit for the nine months ended September 30, 2007 was $1,411,375 or a gross margin of 80.1%.The increase in sales is attributable to the increase in number of units of the PS1200 energy savings product and the introduction of the PS3200 and PS3400 commercial device.

Advertising and promotional expenses for the nine month period ended September 30, 2007 was $316,052 which included web based expenses of $ 94,617marketing costs of $59,199 and television advertising of $162,236. Commissions to outside sales persons was $456,773 for the nine months ended September 30, 2007.

General and administrative expenses for the nine months ended September 30, 2007 was $295,623. Professional fees including legal and accounting for the Company were $94,617, most of which were related to the preparation of the financial statements and ongoing requirements for a public corporation. Officer's compensation for the three and nine months ended September 30, 2007 was $60,000 as the president of the Company received compensation for the first time since the inception of the Company. Other general and administrative expenses totaled $141,006.The Company recorded a charge of $10,837 for bad debt expense and spent $16,230for product testing. The balance of general and administrative expenses included the following: bank service charges for credit card sales, licenses and fees, printing and office supplies, postage, telephone and other miscellaneous expenses.

The Company recorded federal and state income taxes of $91,100 after utilizing a net operating loss carryforward of $161,841.

Liquidity and Capital Resources.
As of September 30, 2007 the current assets exceeded the current liabilities by $360,627. In 2006, the Company relied on the proceeds from the issuance of common stock to fund operations. The Company is profitable and has been able to generate sufficient funds from its current operations to fund its current level of activity.

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

PART II - OTHER INFORMATION

ITEM 1 Legal Proceeding.

On or about September 6, 2007, the Power-Save Energy Company was served with a lawsuit from a former officer of the Predecessor Company, Safari Associates, Inc. The former officer, Stephen Steeneck, alleges breach of contract, quantum meruit, unjust enrichment and other state causes of actions for failure to remit payment on loans Mr. Steeneck alleges he made to Safari Associates, Inc. and for failure to pay deferred compensation in the amount of $500,000.00. Power-Save Energy Company has an indemnification agreement with its predecessor, Safari Associates, Inc. Safari Associates, Inc. is handling the lawsuit which is in the early stages.

ITEM 2 Changes in Securities and Use of Proceeds.
None.

ITEM 3 Defaults upon Senior Securities.
None.

ITEM 4 Submissions of Matters to a Vote of Security Holders.
None.

ITEM 5 Other Information.
None.

ITEM 6 Exhibits.

31.1 Certification by Michael Forster President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Michael Forster President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
POWER SAVE ENERGY COMPANY

Date: November 13, 2007	By s/ Michael Forster
Michael Forster
Chief Executive Officer