Form 10QSB/A
period 2007-09-30
POWER-SAVE ENERGY CO
filed 2007-11-14
CIK 922011

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

The accompanying notes are an integral part of these financial statements

POWER SAVE ENERGY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

	NINE MONTHS		THREE MONTHS
	2007	2006	2007	2006

Revenue, net	$$1,760,908	$423,389	$703,502	$243,512

Cost of sales
Merchandise	299,279	85,847	148,200	41,619
Other costs	50,254	13,162	10,831	9,948

Total cost of sales	349,533	99,009	159,031	51,567

Gross margin	1,411,375	324,380	544,471	191,945

Operating expenses
Advertising and promotion	316,052	147,005	120,322	49,148
Sales commissions	456,773	58,910	208,442	31,512
General and administrative	295,623	81,460	149,946	34,660

Total operating costs and expenses	1,068,448	287,375	478,710	115,320

Net income (loss) before provision for income taxes	342,927	37,005	65,761	76,625

Provision for income taxes	91,100	-	10,279	-

Net income (loss)	$251,827	$37,005	$55,482	$76,625

Net income (loss) per share	$.009	$.001	$.002	$.003

Weighted average number of shares outstanding	27,031,168	24,339,008	27,031,168	25,167,300

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