Form 10KSB
period 2007-12-31
POWER-SAVE ENERGY CO
filed 2008-03-24
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 0-30215

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

Common Stock, $.001 par value
(Title of class)

               Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                Indicate by check mark , if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenue for the fiscal year ended December 31, 2007 is $2,309,908 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of December 31, 2007 amounted to $5,545,143.

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2007 was 27,031,168 shares.

FORM 10-KSB
FISCAL YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

	Part I
		Page
Item 1.	Description of Business.	3

Item 2.	Description of Property.	3

Item 3.	Legal Proceedings.	3

Item 4.	Submission of Matters to Vote of Security Holders.	3

	Part ll

Item 5.	Market for Common Equity and Related Stockholder Matters.	3-4

Item 6.	Management's Discussion and Analysis or Plan of Operation.	5

Item 7.	Financial Statements.	6

Item 8.	Changes in and Disagreements With Accountants Accounting And Financial Disclosure.	6

Item 8A.	Controls and Procedures.	7

Item 8B.	Other Information.	7

	Part lll

Item 9.	Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.	7-8

Item 10.	Executive Compensation.	9

Item 11.	Security Ownership of Certain Beneficial Owners and Management.	9-10

Item 12.	Certain Relationships and Related Transactions.	10

Item 13.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.	11

Signatures		11

PART 1

Item 1. Description of Business

Power-Save Energy Company, (the "Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation was filed to change its name from Mag Enterprises, Inc to Safari Associates, Inc. On September 12, 2006, an amendment to the articles of Incorporation was filed to change its name from Safari Associates, Inc. to Power-Save Energy Company.

Power-Save Energy Co., manufactures, markets, and sells electricity saving devices for homeowners, Power-Save 1200, 3200 and 3400. Power-Save also now markets and sells renewable energy devices, photovoltaic electricity systems, Power-Save Solar and Power-Save Wind Turbine that produce electricity generated from wind energy. The product lines intended to reduce homeowner's electricity consumption, generate renewable energy and overall reduce the consumer's electric utility bill.

Power-Save Energy Co. intends to aggressively market the product lines using television as it main advertisement channel. Power-Save will market the Power-Save product lines utilizing Direct Response Television Commercials played on cable TV across America. Power-Save will retain the services of a full service Call Center to take incoming orders as a result of the TV commercials. Power-Save will utilize PayPal Merchant services to accept payment for items and FedEx to ship products. Power-Save Energy Co. or its contractors will be responsible for warehousing and shipping the product to customer.

The Company has one full time employee, its President, Michael Forster.

Item 2. Description of Property.

The Current principal office of the Company is located at 3940-7 Broad Street, #200, San Luis Obispo, CA 93401.

Item 3. Legal Proceedings.

On or about September 2007, the Company was served with lawsuit from former director/officer Stephen Steeneck in the United States District Court, Southern District of New York (Case No. 07CIV4770 (SCR)), for breach of contract, quantum meruit, and unjust enrichment. Between November 2000 and April 2006, Mr. Steeneck claims the company owes $113,400.00 from loans the defendant made and approximately $500,000.00 in compensation. The Company was unaware of Mr. Steeneck's allegations prior to the commencement of the lawsuit. The company's former Chief Executive Officer Zirk Engelbrecht, on behalf of the Company, has hired counsel to defend the lawsuit which is in the early stages of discovery.

Item 4. Submission of Matters to a Vote of Security Holders.

                None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

                (a) Market Information

The common stock of this Issuer is now quoted Over the Counter on the Bulletin Board ("OTCBB") (Symbol PWSV). We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. Even so, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided during the fiscal years 2007 and 2006:

Fiscal 2007	High	Low
March 31, 2007	$2.60	$1.10
June 30, 2007	$1.95	$.30
September 30, 2007	$1.01	$.45
December 31, 2007	$.90	$.35

Fiscal 2006	High	Low
March 31, 2006	$1.60	$.60
June 30, 2006	$3.20	$.60
September 30, 2006	$2.30	$.50
December 31, 2006	$3.00	$1.40

The source of this information for fiscal year 2007 and 2006 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

               (b) Holders
As of December 31, 2007, there were approximately 290 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

               (c) Dividends
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

Item 6. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation. Power-Save Energy Co., manufactures, markets, and sells electricity saving devices for homeowners, Power-Save 1200, 3200 and 3400. Power-Save also markets and sells renewable energy devices, photovoltaic electricity systems, Power-Save Solar and Power-Save Wind Turbine that produce electricity generated from wind energy. The product lines intended to reduce homeowner's electricity consumption, generate renewable energy and overall reduce the consumer's electric utility bill. Power-Save Energy Co. intends to market quality, tested products and to continue to seek out and offer innovative new energy-saving products to the consumer.

Power-Save will continue to utilize the power of television and purchase national cable commercial time to run its 60 second and 120 second DRTV spot. Power-Save will continue to sell its enhanced product line directly to the public and continue to add value to its brand through aggressive advertisement.

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate. Reference in the following discussion to "our", "us" and "we" refer to our operations and the operations of our subsidiaries, except where the context otherwise indicates or requires.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our audited Financial Statements included in this filing. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect our historical financial position, results of operations, and cash flows. The financial information included in this filing, is not necessarily indicative of our future performance.

Revenue for the year ended December 31, 2007 was $2,309,908 compared to $650,692 for the year ended December 31, 2006. This is an increase of $1,265,216 or 255%. The increase was a result of increased sales of the Company's PS1200 energy-savings product for homeowners and the introduction of two new products, the PS 3200 and PS 3400 for light commercial and industrial use.

The cost of sales for the year ended December 31, 2007 was $439,875 compared to $279,984 for the year ended December 31, 2006, an increase of $159,891 or 57.1%. The gross margin for the year ended December 31, 2007 was $1,870,033 or 81% compared to a gross margin of $370,708 or 57% for the year ended December 31, 2006. In 2006, the Company purchased approximately $95,000 of inventory in an asset purchase agreement that was sold at a lower gross margin than products currently being sold which reduced the 2006 gross profit margins. The total gross margin increased by $1,499,325 in 2007, an increase of 404%.

Operating expenses comprised of advertising and promotion, sales commissions and other general and administrative expenses were $1,417,137 for the year ended December 31, 2007, an increase of $907,162 over the year ended December 31, 2006.

Advertising and promotion expense was $296,483 for the year ended December 31, 2007 compared to $208,386 for the year ended December 31, 2006, an increase of $88,097 or 42%. Advertising included both television and internet advertising.

Sales commissions for the year ended December 31, 2007 were $655,558 or 28.3% of sales compared to $183,375 or 28.2% of sales for the year ended December 31, 2006.

General and administrative expenses for the year ended December 31, 2007 were $465,096 compared to $120,214 for the year ended December 31, 2006, an increase of $344,882. Professional fees including both legal and accounting fees for the year ended December 31, 2007 were $130,577, compared to $9,250 for the year ended December 31, 2006, an increase of $121,327.

In 2007, Michael Forster, a director and chief executive officer of the Company registered and transfer without consideration 2,859,640 shares of common stock to individuals and entities that were stockholders in PS Corp in which Mr. Forster was the principal executive officer and controlling shareholder. Legal fees for registration of these shares was approximately $25,000. The balance of the legal and accounting fees was related to the cost of being a reporting company for a full year since its reverse merger with Safari Associates. Shipping costs and bank transaction fees related to the sale of the products were $112,194 for the year ended December 31, 2007, compared to $34,324 for the year ended December 31, 2006, an increase of $77,870 or 227%, which is directly related to the increase in revenue. Michael Forster, chief executive officer of the Company received compensation of $60,000 during 2007 for the first time compared to no compensation in 2006. Travel expense in 2007 was $68,644 compared to $19,290 in 2006, an increase of $49,354. The travel was related to trips to manufacturing facilities in the far east and searching for new related products to the Power-Save line. All Other general and administrative expense increased by approximately $17,000 with no one category accounting for more than 2% of the total operating expenses.

In 2007, Federal and state income tax expense were $118,158 after taking into account a benefit of approximately $55,000 for operating losses incurred in previous periods.

Liquidity and Capital Resources
At of December 31, 2007, the current assets exceeded the current liabilities by $444,088. The Company has relied on the income from operations to fund current financing requirements. The Company is currently exploring different methods of raising additional equity capital through a private placement or other means to expand its product line. There is no assurance that the Company will be successful in its efforts to raise additional equity capital. Even if the Company is successful in raising additional capital, there is no assurance that it will be sufficient for the Company to be able to continue as a going concern.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, and results of operations, liquidity or capital expenditures. Contractual Obligations.

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

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position With Company	Year First Became	Director or Officer

Michael Forster	42	Current CEO/President/Chairman	2006	Both

Adam M. Elmquist	23	Director	2007	Director

David J. Forster	38	Director	2007	Director

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

ADAM M. ELMQUIST - Director- Adam Matthew Elmquist was born and raised in Central California in 1984. He attended California Polytechnic State University in 2007 where he received his Bachelor of Science Degree in

Psychology. He pursued a career in forestry working for the U.S. Forest Service where he worked on a fuels management crew in charge of protecting and managing the Sequoia National Forest.

In 2005, he went on to work in the restaurant industry where he managed daily operations and personnel for Longboards Grill in Pismo Beach, California. For almost two years he aided in the growth and expansion of the very successful business.

In 2007, he left the restaurant industry to work for Family Care Network, a non-profit organization that provides support for children and families with high needs, located in San Luis Obispo, California. He proved to be a valued employee as he fulfilled the difficult role of an In-Home Councilor as well as providing support for the organization by revising multiple Training Manuals. In August of 2007, Adam left Family Care Network and has begun his search for a new venture.

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

In 1997 he left politics for a corporate position with Kaiser Permanente Medical Group in Oakland, California. Hired into a 2 year contract he proved to be a valued high-level employee satisfying some diverse needs by demonstrating the ability to assist Labor-Management with reorganizing over 3000 union employees and at the same time resolving sensitive labor issues. In 1999 David was given the opportunity to become a senior level manager for the Kaiser Call Center Project. With this new challenge, David excelled, adding to the Call Centers success by evaluating statistics and making accurate recommendations on the efficiency and financial viability of the overall projects performance and livelihood.

David left Kaiser in 2002 to pursue a life long dream of owning his own restaurant. In April of the same year he opened the doors to Longboards Grill in Pismo Beach, California. For almost 4 years he organized and executed the start-up, creation, and design of the restaurant concept and operation. In October of 2006 David sold his profitable and well-known business.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2007, its executive officers, directors and all persons who own more than ten percent of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the 2007 and 2006 fiscal years, paid by the Registrant to all individuals serving as the Registrant's chief executive officer or acting in a similar capacity during the last three completed fiscal years, regardless of compensation level.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Yr.	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael Forster (CEO & Chairman)	2006 2007	0 60,000	0 0	0 0	0 0	0 0	0 0	0 0

David Forster (Director)	2006 2007	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0

Adam Elmquist (Director)	2006 2007	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0	N/A 0

Director Compensation

The directors of the Registrant have voted on the compensation for their services as directors.

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
Title of Class	Name and Address of Beneficial Owner	Amount and Nature (1) Of Beneficial Owner	Percent of Class (2)

Common	Michael Forster 3873 Sequoia Drive San Luis Obispo, CA 93401	20,000,000	73.9%

Common	Adam M. Elmquist (1) 3873 Sequoia Drive San Luis Obispo, CA. 93401	0	0%

Common	David J. Forster (2) 619 Camino Contento Arroyo Grande, CA. 93420	0	0%

	Includes all Officers and Directors of the Company As a group (1 person)	20,000,000	73.9%

1	Adam M. Elmquist is a director of the Company.
2	David J. Forster is a director of the Company.

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
Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
POWER-SAVE ENERGY COMPANY

We have audited the accompanying balance sheets of Power-Save Energy Company as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company's internal control over its financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power-Save Energy Company as of December 31, 2007 and the results of its operations and cash flows for the years ended, December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Gruber & Company, LLC
Lake Saint Louis, Missouri

March 17, 2008

Power-Save Energy Company
Balance Sheet
December 31, 2007

Assets

Current Assets
Cash and cash equivalents	$441,989
Accounts receivable	46,423
Inventory	110,868
Prepaid expense	10,000

Total current assets	609,280
Equipment, net of accumulated depreciation	5,689
Intangible assets, net of accumulated amortization	11,120

Total assets	$626,089

Liabilities and stockholders' equity

Liabilities

Current Liabilities
Accounts payable	47,034
Income taxes payable	118,158

Total current liabilities	165,192

Stockholders' equity
Common stock,$.001 par value, 100,000,000 shares authorized 27,031,168 and 31,230,295issued and outstanding	27,031
Additional paid-in-capital	260,969
Retained earnings (deficit)	172,897

Total Stockholders' equity	460,897

Total liabilities and stockholders' equity	$626,089

See accompanying notes to financial statements

Power-Save Energy Company
Statements of Operations
For the Years ended December 31, 2007 and 2006

	2007	2006

Revenue, net	$2,309,908	$650,692

Cost of sales
Merchandise	400,092	255,103
Other costs	39,783	24,881

Total cost of sales	439,875	279,984

Gross margin	1,870,033	370,708

Operating expenses
Advertising and promotion	296,483	208,386
Sales Commissions	655,558	183,375
General and administrative	465,096	120,214

Total operating costs and expenses	1,417,137	511,975

Net income (loss) before provision for income taxes	452,896	(141,267)

Provision for income taxes	118,158

Net income (loss)	$334,738	$(141,267)

Weighted average number of shares outstanding	27,031,168	25,603,702

Net income (loss) per share	$.012	$(.006)

See accompanying notes to financial statements

Power-Save Energy Company
Statement of Stockholders' Equity

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Issued	Amount	Capital	(Deficit)	Total

Balance January 1, 2006	70,312,500	70,313	199,687	(20,574)	249,426

Common stock issued as partial payment For the Asset Purchase Agreement Between the Company and Advanced Builder Energy Technologies, LLC	4,687,500	4,687	13,313	--	18,000

Acquisition of Safari Associates Inc.	2,537,384	2,537	2,726,593	(3,509,011)	(779,881)

Recapitalization	--	--	(3,509,011)	3,509,011	--

Reverse stock split	(51,691,589)	(51,692)	51,692	--	--

Conversion of Safari Associates Inc Debt to common stock	5,384,500	5,385	774,496	--	779,881

Net loss incurred for the year ended December 31, 2006	--	--	--	(141,267)	(141,267)

Balance, December 31, 2006	31,230,295	31,230	256,770	(161,841)	126,159

Common stock subsequently cancelled On conversion of debt	(4,199,127)	(4,199)	4,199	--	--

Net income for the year ended December 31, 2007	--	--	--	334,738	334,738

Balance, December 31, 2007	27,031,168	$$27,031	$260,969	$172,897	$460,897

See accompanying notes to financial statements

Power-Save Energy Company
Statements of Cash Flows
For The Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities
Net Income (loss)	$334,738	$(141,267)
Adjustments to reconcile net income (loss) to net cash Provided by operating activities
Depreciation and amortization	1,830	714
Change in operating assets and liabilities	--	--
Increase in accounts receivable	(26,980)	(19,443)
Increase in inventory	(59,906)	(13,889)
Increase in prepaid expenses	(10,000)	--
Increase (decrease) in accounts payable	11,844	35,190
Increase in income taxes payable	118,158	--

Net cash used in operating activities	369,684	(138,695)

Cash flows from investing activities
Acquisition of equipment	(4,468)	(2,376)

Net cash used by investing activities	(4,468)	(2,376)

Cash flows from investing activities
Net Proceeds from line of credit, net	(13,137)	13,137

Net cash provided by financing activities	(13,137)	13,137

Net increase (decrease) in cash and cash equivalents	352,079	(127,934)

Cash and cash equivalents at beginning of year	89,910	217,844

Cash and cash equivalents at end of year	$441,989	$89,910

Supplemental disclosure of cash flow information

Income taxes paid	--	--

Interest paid	--	--

Stock issued to retire debt	--	$779,881

Stock issued to acquire equipment and inventory	--	$18,000

See accompanying notes to financial statements

Power-Save Energy Company
Notes to Financial Statements

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At December 31, 2007 the carrying cost of these instruments approximate their fair value.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company is responsible for warehousing and shipping the merchandise.

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

Power-Save Energy Company
Notes to Financial Statments

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

The Company did not have any stock options outstanding during the period January 1, 2006 through December 31, 2007, accordingly, no pro forma financial disclosure is provided herein.

Power-Save Energy Company
Notes to Financial Statments

Income Taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The Company did not have any potentially dilutive securities outstanding during the period January 1, 2006 through December 31, 2007. Accordingly, basic and diluted loss per common share is the same for the period January 1, 2006 through December 31, 2007.

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
Notes to Financial Statments

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

Note 3 - Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Power-Save Energy Company
Notes to Financial Statments

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

On or about September 2007, the Company was served with lawsuit from a former director/officer in the United States District Court, Southern District of New York (Case No. 07CIV4770 (SCR)), for breach of contract, quantum meruit, and unjust enrichment. Between November 2000 and April 2006, the former director / officer claims the company owes $113,400.00 from loans the defendant made and approximately $500,000.00 in compensation. The Company was unaware of the allegations prior to the commencement of the lawsuit. The company's former Chief Executive Officer, on behalf of the Company, has hired counsel to defend the lawsuit which is in the early stages of discovery.

Note 5 - Note Payable

The Company has negotiated a line of credit with a bank in the amount of $71,000 at December 31, 2007. The line of credit bears interest at 12.00%. The balance due on the line of credit at December 31, 2007 is $0.

Note 6 - Income Taxes

The provision for income taxes consists of the following

	2007	2006
Federal income tax	$92,475	$-
State income tax	25,683	-

Total	$118,158	$-

Income taxes based on statutory tax rates are as follows

Federal income taxes	$153,338	$-
State income tax	36,491	-
Benefit of Federal and State NOL carry forward	(68,609)	-
Permanent timing differences	(3,062)	-

Total	$118,158	$-

Power-Save Energy Company
Notes to Financial Statments

Note 7 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and include the ABET logo, the UL listing number, rights, licenses, designs and approvals, the customer lists, and any and all manufacturing agreements acquired. A summary of intangible assets as of December 31, 2007 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	1,390

$11,120

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

$108,000

The inventory consists of power conditioning units built by a supplier in China for a competitor that is no longer in business. These units are labeled with a competitors name and UL information and will have to be relabeled in accordance with UL rules. 0170

Power-Save Energy Company
Notes to Financial Statments

Note 10 - Other Informative Disclosure

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

Note 11 - Acquisition

On September 12, 2006, the Company entered into an Asset Purchase Agreement with Power-Save Energy Corp., pursuant to which the Company agreed to issue 75,000,000 shares of common stock. This transaction has been accounted for as a recapitalization effected through a reverse merger, such that Power-Save Energy Corp. will be treated as the "acquiring" company for financial reporting purposes. In connection with the acquisition, The Company assumed liabilities in the amount of $779,881. On December 31, 2006, the Company issued 5,384,500 shares of common stock to convert these liabilities.