Form 10QSB
period 2008-03-31
POWER-SAVE ENERGY CO
filed 2008-05-06
CIK 922011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of March 31, 2008 27,375,921 shares of common stock were outstanding. Transitional Small Business Disclosure Format: Yes |_| No |X||

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Consolidated Balance Sheet as of March 31, 2008

Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007

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

Signatures

PART 1 - FINANCIAL INFORMATION

POWER SAVE ENERGY COMPANY
CONSOLIDATED BALANCE SHEET
FOR THE THREE MONTHS ENDED MARCH 31, 2008

ASSETS
Current Assets
Cash and Cash Equivalents	$410,513
Accounts receivable	30,845
Inventory	414,036
Prepaid expenses	60,000

Total current assets	915,394

Equipment, net of accumulated depreciation	12,123
Intangible assets, net of accumulated amortization	10,911

Total assets	$938,428

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$101,573
Income taxes payable	129,623

Total current liabilities	231,196

Stockholders' equity
Common stock, $.001 par value, 100,000,000 shares Authorized, 27,375,921 issued and outstanding	27,376
Additional paid-in-capital	440,585
Retained earnings	239,271

Total stockholders' equity	707,232

Total liabilities and stockholders' equity	$938,428

The accompanying notes are an integral part of these financial statements

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	2008	2007

Revenue, net	$654,807	$474,858

Cost of sales
Merchandise	127,781	56,814
Other costs	24,833	16,749

Total cost of sales	152,614	73,563

Gross margin	502,193	401,294

Operating expenses
Advertising and promotion	41,674	74,220
Sales Commissions	252,848	89,090
General and administrative	93,985	51,561

Total operating costs and expenses	388,507	214,871

Net income (loss) before provision for income taxes	113,686	186,423

Provision for income taxes	47,312	5,886

Net income (loss)	$66,374	$180,537

Weighted average number of shares outstanding	27,031,168	27,031,168

Net income (loss) per share	$.002	$.006

The accompanying notes are an integral part of these financial statements

POWER-SAVE ENERGY COMPANY
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007
Cash flows from operating activities
Net Income (loss)	$66,373	$180,537
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities
Depreciation and amortization	532	327
Change in operating assets and liabilities
Increase in accounts receivable	15,578	(135,125)
Increase in inventory	(303,168)	(4,713)
Increase in prepaid expenses	(50,000)	-
Increase (decrease) in accounts payable	54,539	(15,663)
Increase in income taxes payable	11,465	5,886

Net cash used in operating activities	(204,681)	31,249

Cash flows from investing activities
Acquisition of equipment	(6,758)	-

Net cash used by investing activities	(6,758)	-

Cash flows from investing activities
Increase in common stock	179,961	-
Net Proceeds from line of credit, net	-	9,201

Net cash provided by financing activities	179,961	9,201

Net increase (decrease) in cash and cash equivalents	(31,476)	40,450

Cash and cash equivalents at beginning of year	441,989	89,910

Cash and cash equivalents at end of year	$410,513	$130,360

Supplemental disclosure of cash flow information

Income taxes paid	$35,757	$-

Interest paid	$564	$-

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

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2008.

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

The Company manufactures, markets, and sells renewable energy and energy savings products

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At March 31, 2008 the carrying cost of these instruments approximate their fair value.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Company is responsible for warehousing and shipping the merchandise.

POWER SAVE ENERGY COMPANY.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period. The Company does not have any potentially dilutive securities outstanding during. Accordingly, basic and diluted loss per common share is the same for each period.

Advertising

Advertising, promotion and marketing programs are charged to operations in the period incurred.

Segmented Information

Management has determined that the Company operates in one dominant industry segment. Additional segment disclosure requirements will be evaluated as it expands its operations.

POWER SAVE ENERGY COMPANY.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

POWER SAVE ENERGY COMPANY.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Commitments and Contingencies

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of September 30, 2007. The balance due on the line of credit at September 30, 2007 is $-0-.

On or about September 2007, the Company was served with lawsuit from a former director/officer in the United States District Court, Southern District of New York (Case No. 07CIV4770 (SCR)), for breach of contract, quantum meruit, and unjust enrichment. Between November 2000 and April 2006, the former director / officer claim the company owes $113,400.00 from loans the defendant made and approximately $500,000.00 in compensation. The Company was unaware of the allegations prior to the commencement of the lawsuit. The company's former Chief Executive Officer, on behalf of the Company, has hired counsel to defend the lawsuit which is in the early stages of discovery.

Note 5 - Income Taxes

The provision for income taxes consists of the following

	2008	2007
Federal income tax	$36,735	$3,581
State income tax	11,477	2,305

Total	$46,852	$5,886

Income taxes based on statutory tax rates are as follows

Federal income taxes	$38,652	$58,242
State income tax	10,050	16,612
Other	(1,850)	(68,968)
Less net operating loss benefit

Total	$41,852	$5,886

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and include the ABET logo, the UL listing number, rights, licenses, designs and approvals, the customer lists, and any and all manufacturing agreements acquired. A summary of intangible assets as of March 31, 2008 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	1,609

$11,901

Note 7 - Common Stock

During the period ended March 31, 2008, the Company issued a total of 344,753 shares of restricted common stock in a private placement with net proceeds of $179,961 received by the Company. The company will issue a warrant to purchase to the underwriter equal to 10% of the total shares subscribed convertible a price equal to the offering.

Note 8 - Subsequent Events

Issuance of Common Stock
During the period April 1, 2008 through April 30, 2008, the Company sold an additional 1,050,962 shares of restricted common stock in a private placement with gross proceeds of $613,255.54 received by the Company. The offering was terminated on April 30, 2008.

POWER SAVE ENERGY COMPANY.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition
On April 15, 2008, the Company entered into a Acquisition Agreement with U.S. Energy Conservation Corporation (hereinafter "U.S. Energy"), a California corporation pursuant to which the Company agreed to acquire substantially all of U.S. Energy in exchange for cash and common shares of the Company outlined below.

The Company paid Twenty Five Thousand Dollars ($25,000.00) in cash for the assets upon closing with additional future payments outlined below.

Purchase Price upon UL Certification of Wattman 180. The Company agreed to pay U.S. Energy upon UL Certification of the Wattman 180 $50,000.00 in cash, and One Hundred Thousand (100,000) common shares and Five Hundred Thousand (500,000) options strike price of $0.75 of Power-Save Energy Co. common shares rule 144 issued with vesting period of 1 year from date of issue.

Additionally, the Company has agreed to pay $1,200,000.00 in the form of royalty payments of $600.00 for each sale of the Wattman (current 180 amp model), Four Hundred Dollars $400.00 for each sale of new 120 amp Wattman, and Two Hundred Dollars $200.00 for each sale of new 60 amp Wattman. In the event at the end of Eighteen (18) months after the date of UL Certification of the Wattman 180 the Buyer has not paid the full $1,200,000.00 of royalty payments to the Seller, the Buyer agrees to alter the payment to be a minimum of $5,000 per month.

Note 9 - Litigation

On or about September 6, 2007, the Power-Save Energy Company was served with a lawsuit from a former officer of the Predecessor Company, Safari Associates, Inc. The former officer, Stephen Steeneck, alleges breach of contract, quantum meruit, unjust enrichment and other state causes of actions for failure to remit payment on loans Mr. Steeneck alleges he made to Safari Associates, Inc. and for failure to pay deferred compensation in the amount of $500,000.00. Power-Save Energy Company has an indemnification agreement with its predecessor; Safari Associates, Inc. Safari Associates, Inc. is handling the lawsuit which is in the early stages.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of Operation
Power-Save Energy Co. manufactures, markets, and sells electricity saving devices for homeowners, Power-Save 1200, 3200, and 3400.Power-Save also markets and sells renewable energy devices, photovoltaic electric electricity systems, Power-Save Solar and Power-Save Wind Turbine that produce electricity generated from wind energy. The product lines are intended to reduce the homeowner's electricity consumption, generate renewable energy and overall reduce the consumer's electric utility bill. Power-Save Energy Company intends to market quality, tested products and continue to seek out and offer innovative new energy savings products to the consumer.

Power-Save will continue to utilize the power of television and purchase national cable commercial time to run its 60 second and 120 second DRTV spot. Power-Save will continue to sell its residential unit directly to the public and continue to add value to its brand through aggressive advertisement.

On April 15, 2008, we entered into a Acquisition Agreement with U.S. Energy Conservation Corporation (hereinafter "U.S. Energy"), a California corporation pursuant to which the Company agreed to acquire substantially all of U.S. Energy in exchange for cash and common shares of the Company. The Company paid Twenty Five Thousand Dollars ($25,000.00) in cash for the assets upon closing with additional future payments. Purchase Price upon UL Certification of Wattman 180. The Company agreed to pay U.S. Energy upon UL Certification of the Wattman 180 $50,000.00 in cash, and One Hundred Thousand (100,000) common shares and Five Hundred Thousand (500,000) options strike price of $0.75 of Power-Save Energy Co common shares rule 144 issued with vesting period of 1 year from date of issue.

Additionally, the Company has agreed to pay $1,200,000.00 in the form of royalty payments of $600.00 for each sale of the Wattman (current 180 amp model), Four Hundred Dollars $400.00 for each sale of new 120 amp Wattman, and Two Hundred Dollars $200.00 for each sale of new 60 amp Wattman. In the event at the end of Eighteen (18) months after the date of UL Certification of the Wattman 180 the Buyer has not paid the full $1,200,000.00 of royalty payments to the Seller, the Buyer agrees to alter the payment to be a minimum of $5,000 per month.

U.S. Energy the business of manufacturing, sales and distribution of certain proprietary products and operates under the name U.S. Energy Conservation Corp, (the "Business"), with its principal place of business located in California. HID lighting applications include streetlights, parking garages, outdoor parking areas of all types, warehouse applications like big box stores, and commercial / industrial workplaces.

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations. This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate. Reference in the following discussion to "our", "us" and "we" refer to our operations and the operations of our subsidiaries, except where the context otherwise indicates or requires.

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

Revenue in the three months ended March 31, 2008 was $654807 compared to$474,858 for the three months ended March 31, 2007, an increase of $179,949 or 37.9%. The increase was attributable to increased sales of the PS1200 unit for home usage and PS3200 and PS 3400 for commercial usage. The gross profit for the three months ended March 31, 2008 was $502,193 compared to $401,294, an increase of 100,898 or 25.1%. The gross profit percentage for the three months ended March 31, 2008 was 76.7% compared to 84.5% for the three months ended March31, 2007. The decrease in gross profit percentage was due to the increased emphasis on wholesale sales as opposed to retail sales.

Advertising and promotional expenses for the three month period ended March 31, 2008 was $41,674 compared to $74,220 for the period ended March 31, 2007. The decrease was due to a decrease in television advertising. The Company expects to introduce its Power-Save Solar and Power -Save Wind products in the second quarter of fiscal 2008and is gearing its advertising dollars to these two new products. Commissions to outside sales persons was $252,848 for the three months ended March 31, 2008 compared to $89,090 for the three months ended March 31, 2007, an increase of $163,758 or 183.8%. Commissions from outside sales are generated from sales at the wholesale level which increased by approximately 200%...

General and administrative expenses for the three months ended March 31, 2008 $93,985 compared to $51,561 for the three months ended March 31, 2007, an increase of 42,424 or 82.2%. The major portion of the increase was travel related to the introduction of the Power-Save Solar and Power -Save Wind products in the second quarter of fiscal 2008 and acquisition of "US Energy.

The Company recorded a provision for federal and state income taxes of $47,312 for the three months ended March 31, 2008 compared to $5,886 for the three months ended March 31, 2007 after utilizing a benefit of $68,968 from a net operating loss carryforward of $161,841.

Liquidity and Capital Resources.
As of March 31, 2008 the current assets exceeded the current liabilities by $684,198. During the period ended March 31, 2008 and through April 22, 2008, the Company issued a total of 750,780 restricted shares of common stock with the Company receiving net proceed of approximately $390,000.The proceeds were used to purchase for inventory Solar and Wind products, fund the acquisition of "US Energy" and prepay for television commercials for the two new products. The Company is profitable and has been able to generate sufficient funds from its current operations to fund its current level of activity.

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

PART II - OTHER INFORMATION

ITEM 1 Legal Proceeding.

On or about September 6, 2007, the Power-Save Energy Company was served with a lawsuit from a former officer of the Predecessor Company, Safari Associates, Inc. The former officer, Stephen Steeneck, alleges breach of contract, quantum meruit, unjust enrichment and other state causes of actions for failure to remit payment on loans Mr. Steeneck alleges he made to Safari Associates, Inc. and for failure to pay deferred compensation in the amount of $500,000.00. Power-Save Energy Company has an indemnification agreement with its predecessor; Safari Associates, Inc. Safari Associates, Inc. is handling the lawsuit which is in the early stages.

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

POWER SAVE ENERGY COMPANY

Date: May 6, 2008	By s/ Michael Forster
Michael Forster
Chief Executive Officer