Form 10KSB/A
period 2007-12-31
POWER-SAVE ENERGY CO
filed 2008-08-05
CIK 922011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
of 1934 For the Fiscal Year Ended December 31, 2007

COMMISSION FILE NUMBER: 0 – 30215

(Exact name of small business issuer as specified in its charter)

Utah	87-9369569
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3940-7 Broad Street, #200, San Luis Obispo, CA 93401(address of principal executive offices)

866-297-7192(Registrant's telephone number)

N/A (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer's revenues for its most recent fiscal year: $2,309,908.

The Registrant had 28,956,884 shares of common stock, $0.001 par value, outstanding as of June 30, 2008.

Page - 1

EXPLANATORY NOTE

This Amendment No.1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was filed with the Securities Exchange Commission on March 24, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 8A. Controls and Procedures and in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

As a result of this Amendment No.1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-KSB/A.

Except for the Amendment described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

Item 8A.  Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management, including our chief executive officer and chief financial officer, as of the end of the period covered by this Annual Report on Form 10-KSB, we have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Page - 2

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-KSB for the year ended December 31, 2007, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our internal controls and procedures are effective as of December 31, 2007. There were no significant changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Page - 3

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-SAVE ENERGY COMPANY

By:/s/ Michael Forster Michael Forster Chief Executive Officer

Dated: August 5, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Forster
Michael Forster	Director, Chief Executive Officer and Chief Financial Officer	August 5, 2008

Page - 4