Form 10-Q
period 2008-06-30
POWER-SAVE ENERGY CO
filed 2008-08-05
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 0 – 30215

(Exact name of small business issuer as specified in its charter)

Utah	87-9369569
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3940-7 Broad Street, #200, San Luis Obispo, CA 93401(address of principal executive offices)

866-297-7192(Registrant's telephone number)

N/A(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2008, the issuer had 28,956,884 shares of its common stock issued and outstanding.

Page - 1

POWER SAVE ENERGY COMPANY
FORM 10-Q
QUARTER ENDED JUNE 30, 2008
TABLE OF CONTENTS
Part I - Financial Information
Item 1- Financial StatementsBalance Sheet at June 30, 2008

Statement of Operations for the three and six months ended June 30, 2008 and 2007

Statement of Cash Flows for the six months ended June 30, 2008

Notes to Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations
Item 3- Controls and Procedures
Part II - Other Information
Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities
Item 4 - Submission of Matters to a Vote of Security Holders
Item 5 - Other Information
Item 6 - Exhibits and Reports on Form 8-K
Signatures

Page - 2

 PART 1 - FINANCIAL INFORMATION
   POWER SAVE ENERGY COMPANY
BALANCE SHEET
AS OF  JUNE 30, 2008
ASSETS

ASSETS

Current Assets

Cash and Cash Equivalents	$570,956
Accounts receivable	274,912
Inventory	1,266,507
Prepaid expenses	127,361

Total current assets	2,239,736

Equipment, net of accumulated depreciation	18,641
Intangible assets, net of accumulated amortization	10,703
Other assets	28,705
Total assets
$2,297,785

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$36,206
Income taxes payable	276,300

Total current liabilities	312,506

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
Authorized, 28,956,884 issued and outstanding
Additional paid-in-capital	1,336,461
Retained earnings	619,861

Total stockholders' equity	1,985,279

Total liabilities and stockholders' equity	$2,297,785

The accompanying notes are an integral part of these financial statements

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

	SIX MONTH		THREE MONTHS
	2008	2007	2008	2007

Revenue, net	$2,115,276	$1,057,406	$1,460,469	$582,548

Cost of sales
Merchandise	394,777	151,079	266,996	94,265
Other costs	90,916	39,423	66,083	22,674

Total cost of sales	485,693	190,502	333,079	116,939

Gross margin	1,629,583	866,904	1,127,390	465,609

Operating expenses
Advertising and promotion	129,680	165,531	88,006	91,310
Sales commissions	546,164	278,530	293,316	189,440
General and administrative	312,787	145,677	218,802	94,116

Total operating costs and expenses	988,631	589,738	600,124	374,866

Net income (loss) before provision for income taxes	640,952	277,166	527,266	90,743

Provision for income taxes	193,989	80,821	146,677	74,935

Net income (loss)	$446,963	$196,345	$380,599	$15,808

Earnings per common share:
Basic	$0.016	$0.007	$0.013	$0.001
Diluted	$0.016	N/A	$0.013	N/A

Shares used in computing earnings per share
Basic	27,833,549	27,031,168	28,635,931	27,031,168
Diluted	27,949,863	N/A	28,868,549	N/A

The accompanying notes are an integral part of these financial statements

 POWER SAVE ENERGY COMPANY.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

	2008	2007
Cash flows from operating activities
Net income (loss)	$446,963	$196,345
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	741	729
Stock based compensation expense	43,547
Changes in operating assets and liabilities
Increase in accounts receivable	(228,489)	(32,925
Increase in inventory	(1,155,639)	(5,564
Increase in prepaid expenses	(117,361)
(Increase) Decrease in accounts payable	(10,827)	4,645
Increase in taxes payable	158,142	80,821

Net cash provided (used) by operating activities	(862,923)	244,051

Cash flows from investing activities
Increase in equipment	(13,276)	(4,468
Increase in security deposit	(28,705)

Net cash provided (used) by investing activities	(41,981)	(4,468

Cash flows from financing activities
Issuance of common stock	1,033,871
Proceeds from line of credit, net		(13,005

Net cash provided (used) by financing activities	1,033,871	(13005

Net increase (decrease) in cash and cash equivalents	128,967	226,578

Cash and cash equivalents at beginning of period	441,989	89,910

Cash and cash equivalents at end of period	$570,956	$316,488

Supplemental disclosure of cash flow information:

Income taxes paid	$35,747

The accompanying notes are an integral part of these financial statements

POWER SAVE ENERGY COMPANY.
 NOTES TO FINANCIAL STATEMENTS

The following financial information is submitted in response to the requirements of Form 10-Q and does not purport to be financial statements prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although Power Save Energy Company (the "Company") believes the disclosures that are made are adequate to make the information presented not misleading. Further, in the opinion of the management, the interim financial statements reflect fairly the financial position and results of operations for the periods indicated.

It is suggested that these interim consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2008.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At June 30, 2008 the carrying cost of these instruments approximate their fair value.

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
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Commitments and Contingencies

Lease

The Company has entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.

The following is a schedule of minimum future rental payments:

Year Ending
December 31,
2008	$22,500
2009	45,398
2010	46,482
2011	47,877
2012	49,313
2013	25,021

Total minimum future rental payments	$236,591

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of June 30, 2008. The balance due on the line of credit is $-0-.

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

See note 8 for additional commitment regarding the acquisition of U.S. Energy Conservation Corporation.

Note 5 - Income Taxes

The provision for income taxes consists of the following:

	2008	2007
Federal income tax	$146,710	$62,955
State income tax	47,179	17,866

Total	$193,889	$80,821

Income taxes based on statutory tax rates are as follows

Federal income taxes	$215,000	$95,638
State income tax	61,300	24,986
Other	(82,311)	(39,803)

Total	$193,889	$80,821

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Note 6 - Intangible Assets
Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of June 30, 2008 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	1,807

$10,703

Note 7 - Common Stock

Private Placement
During the period ended June, 2008, the Company issued a total of 1,925,716 shares of restricted common stock in a private placement with net proceeds of $1,033,871 received by the Company. The company issued a warrant to the underwriter to purchase 75,078 share of restricted common stock at $.58 per share.  The Company intends to account for the fair value of the warrant as an expense of the private offering resulting in a charge directly to stockholders’ equity.  The Company estimates that the fair value of this warrant is approximately
$109,853 ($ 1.46 Per Unit) using a Black-Scholes option pricing model.  The fair value of the warrant granted to the underwriter is estimated as of the date of grant using the following assumptions:  (I) expected volatility of 40%, (2) risk free interest rate of 2.75 % and (3) expected life of 2 years.

 Options
On May 16, 2008, the Company issued 1,450,000 stock options to several service providers and consultants to purchase shares of common stock at $2.01 per share. These options expires on May 16, 2008and are subject to certain vesting requirements.  The options were valued at $43,547 using the Black-Scholes formula for valuing options.  The variables used in the calculation were a risk-free interest rate of 2.75%, expected volatility of 40% and a two year maturity.

Preferred Stock
On May 5, 2008, the Company amended its Articles of Incorporation to include authorization to issue up to 10,000,000 preferred shares at $.001 par value.  The Preferred Stock will be designated as “Series a Preferred Stock” which will carry 100 to 1 conversion and voting rights and entitles the holder thereof to 100 common votes for each one Preferred Share.  There are no preferred shares issued.

Note 8 -Acquisition

Acquisition
On April 15, 2008, the Company entered into a Acquisition Agreement with U.S. Energy Conservation Corporation (hereinafter "U.S. Energy"), a California corporation pursuant to which the Company agreed to acquire substantially all of U.S. Energy in exchange for cash and common shares of the Company outlined below.

The Company paid Twenty Five Thousand Dollars ($25,000.00) in cash for upon closing with additional future payments outlined below.

Purchase Price upon UL Certification of Wattman 180. The Company agreed to pay U.S. Energy upon UL Certification of the Wattman 180 $50,000.00 in cash, and One Hundred Thousand (100,000) common shares and Five Hundred Thousand (500,000) options strike price of $0.75 of Power-Save Energy Co. common shares rule 144 issued with vesting period of 1 year from date of issue.  As of July 28, 2008, UL certification has not been received.

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

Note 9 - Litigation
On or about September 6, 2007, the Power-Save Energy Company was served with a lawsuit from a former officer of the Predecessor Company, Safari Associates, Inc. The former officer, Stephen Steeneck, alleges breach of contract, quantum meruit, unjust enrichment and other state causes of actions for failure to remit payment on loans Mr. Steeneck alleges he made to Safari Associates, Inc. and for failure to pay deferred compensation in the amount of $500,000.00. Power-Save Energy Company is in the discovery stage.
On or about July 18, 2008, Power-Save Energy Company was served with a lawsuit for wrongful death from an auto accident involving Michael Forster’s son, Alex Forster.  Although Michael Forster is the Company’s Chief Executive Officer and Chairman, Power-Save Energy believes this is a frivolous lawsuit against the Company because Alex Forster has never worked for the Company in any capacity.  Power-Save Energy intends to rigorously defend this suit.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion should be read in conjunction with the Company’s interim consolidated financial statements and the notes related thereto included in item 1 above which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trend will necessarily continue in the future.

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

On April 15, 2008, we entered into a Acquisition Agreement with U.S. Energy Conservation Corporation (hereinafter "U.S. Energy"), a California corporation pursuant to which the Company agreed to acquire substantially all of U.S. Energy in exchange for cash and common shares of the Company. The Company paid Twenty Five Thousand Dollars ($25,000.00) in cash for the assets upon closing with additional future payments. Purchase Price upon UL Certification of Wattman 180 . The Company agreed to pay U.S. Energy upon UL Certification of the Wattman 180 $50,000.00 in cash, and One Hundred Thousand (100,000) common shares and Five Hundred Thousand (500,000) options strike price of $0.75 of Power-Save Energy Co common shares rule 144 issued with vesting period of 1 year from date of issue.

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

Page - 11

Critical Accounting Policies and Recent Accounting Pronouncements

Management believes the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the Company’s financial statements. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, management is not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Recent accounting pronouncements

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

SFAS No. 156, "Accounting for Servicing of Financial Assets"

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on our financial statements.

SFAS No. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies to other accounting pronouncements that require or permit fair value measurements.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on our financial statements.

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.”  SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets, and the benefit obligation.  SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations”, (“SFAS 141(R)”). This Statement replaces the original FASB Statement No. 141. This Statement retains a fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer: (1) Recognizes and measurers in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. (2) Recognized and measurer the goodwill acquired in the business combination or a gain from a bargain purchase. (3) Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement apples prospectively to business combinations for which the acquisition date is on of after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the new standard to have any material impact on its financial statements.

Page - 12

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. (“SFAS 160”). This Statement amends the original Accounting Review Board (ARB) NO. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company does not currently expect the new standard to have any material impact on its financial statements.

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

Revenue for the six month period ended June 30, 2008 was $2,115,276, compared to $1,057,406 for the corresponding period in 2007. This was an increase of $1,057,870, or 100% as the Company continued to increase sales of its electric saving devices for both homes and commercial establishments. During The month of June, 2008, the Company started promoting its solar line of products which did not have a material effect on revenue for the period ended June 30, 2008. The gross profit for the six months ended June 30, 2008 was $1,629,583, an increase of $762,079 or 88% over the six months ended June 30, 2007. The gross profit margin for the six months ended June 30, 2008 was 77% compared to 82% for the six months ended June 30, 2007. The decrease in gross profit was due to the increase in commercial sales and the introduction of the new line of solar products.

Advertising and marketing expenses for the six months ended June 30, 2008 were $129,680, a decrease of $35,851 from the six months ended June 30, 2007, due to television advertising in early 2007. The Company expects advertising and marketing expenses to increase in the second half of the year due to new television advertising for the solar energy products which began in June 2008.Sales commissions for the six months ended June 30, 2008 were$546,164 compared to $278,530 for the corresponding period in 2007. The increase of $267,634 or 96% is directly correlated to the increase in revenue.

General and administrative expenses for the six months ended June 30, 2008 were $312,787, an increase of $167,110, or 114%. The major increase during the six months ended June 30, 2008 were for travel, consulting and product certification and other fees related to the new solar and wind products. In addition, the general and administrative expenses include $43,547 in stock based compensation for the six months ended June 30, 2008.

The Company recorded a provision of approximately $194,000 for federal and state income taxes compared to $80,000 for the six months ended June 30, 2007.

Three Months Ended June 30, 2008 Compared to Three Months ended June 30, 2007
Revenue for the three months ended June 30, 2008 were $1,460,469 compared to $582,548 for the three months ended June 30, 2007, or an increase of $877,921 or approximately 150% for the quarter.  Gross profit for the three months ended June 30, 2008 was $1,127,390 compared to $465,609, an increase of $661,781 or 142%. The gross profit margin for the three months ended June 30, 2008 was 77% compared to 80% for the three months ended June 30, 2007.

Operating expenses for the three months ended June 30, 2008 were $600,124 compared to $374,866 for the three months ended June 30, 2007, an increase of $221,257 or 60%, which was a much smaller increase than that of revenue growth. As a result of sales which were 250% higher than the corresponding period in 2007and operating expense increasing at 60%, the net income before provision for income taxes increased to $527,286 from $90,743 or 481% for the three months ended June 30, 2007.

 Liquidity and Capital Resources.
As of June 30, 2008 the current assets exceeded the current liabilities by $1,927,230. During the period ended June 30, 2008, the Company issued a total of 1,925,716 restricted shares of common stock with the Company receiving net proceed of approximately $1,033,081.The proceeds were used to purchase for inventory Solar and Wind products, fund the acquisition of "US Energy" and prepay for television commercials for the two new products. The Company is profitable and has been able to generate sufficient funds from its current operations to fund its current level of activity.

Page - 13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investors should consider each of the following risk factors and the other information in this Quarterly Report, including Power-Save’s financial statements and the related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on Power-Save’s business. Additional risks and uncertainties not presently known to the Company or the Company currently considers immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business and financial results could be harmed. In that case, the trading price of Power-Save’s Common Stock could decline.

1. Power-Save’s stock price is volatile with wide fluctuations in the past that are likely to continue in the future. The Company’s common stock trades domestically on the OTC-BB, a relatively illiquid and extremely volatile market. In order to maintain its listing status on the OTC-BB, the Company must file periodic reports with the SEC in a timely manner. If the Company does not maintain its reporting status it may have its securities delisted from the OTC-BB.

2. A small number of Power-Save’s stockholders own a substantial amount of the Company's Common Stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of Power-Save’s Common Stock could drop significantly.

3. Power-Save may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy. If the Company is not able to attract or retain qualified personnel, it is likely that the Company would be unable to remain competitive in its business resulting in a material adverse effect on Power-Save’s operations.

4. Power-Save does not expect to pay dividends in the foreseeable future. Because the Company does not intend to pay dividends in the foreseeable future, the potential return on an investor’s investment in the Company’s common stock cannot include any dividend income.

5. “Penny Stock” rules may make buying or selling Power-Save’s Common Stock difficult, and severely limit market liquidity. The Company’s common stock is defined as a “penny stock” under applicable federal securities laws. As such, the Company’s shares are more difficult to purchase and sell than other securities not subject to the “penny stock” rules.

6. Future Equity Financings May Dilute Your Ownership Interests. The Company relies upon the availability of equity capital to fund its growth, which financing may or may not be available on favorable terms or at all. We cannot guarantee that additional financing, refinancing or other capital will be available in the amounts we desire or on favorable terms.

7. As of the date of this Report, we have raised equity capital through the issuance of shares of our restricted common stock and will continue to do so for the foreseeable future. Subject to the implementation of our ongoing plan of operations and any revenues generated in relation thereto, we anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

8. The Company does not carry Officer and Director Liability Insurance coverage which would reduce the ability of investors to recover damages in the case of a claim against the Company and or its officers and directors for breach of duties or other liability claims.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting
The management of Power-Save Energy Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

Page - 14

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 1 Legal Proceeding .

On or about September 6, 2007, the Power-Save Energy Company was served with a lawsuit from a former officer of the Predecessor Company, Safari Associates, Inc. The former officer, Stephen Steeneck, alleges breach of contract, quantum meruit, unjust enrichment and other state causes of actions for failure to remit payment on loans Mr. Steeneck alleges he made to Safari Associates, Inc. and for failure to pay deferred compensation in the amount of $500,000.00. Power-Save Energy Company is in discovery stage of this lawsuit.

On or about July 18, 2008, Power-Save Energy Company was served with a lawsuit for wrongful death from an auto accident involving Michael Forster’s son, Alex Forster.  Although Michael Forster is the Company’s Chief Executive Officer and Chairman, Power-Save Energy believes this is a frivolous lawsuit against the Company because Alex Forster has never worked for the Company in any capacity.  Power-Save Energy intends to rigorously defend this suit.

ITEM 1A. Risk Factors.

Not applicable.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds .

During the period ended June, 2008, the Company issued a total of 1,925,716 shares of restricted common stock in a private placement with net proceeds of $1,033,871 received by the Company. The company issued a warrant to the underwriter to purchase 75,078 share of restricted common stock at $.58 per share.  The Company intends to account for the fair value of the warrant as an expense of the private offering resulting in a charge directly to stockholders’ equity.  The Company estimates that the fair value of this warrant is approximately
$109,853 ($ 1.46 Per Unit) using a Black-Scholes option pricing model.  The fair value of the warrant granted to the underwriter is estimated as of the date of grant using the following assumptions:  (I) expected volatility of 40%, (2) risk free interest rate of 2.75 % and (3) expected life of 2 years.

Page - 15

 Options
On May 16, 2008, the Company issued 1,450,000 stock options to several service providers and consultants to purchase shares of common stock at $2.01 per share. These options expires on May 16, 2008and are subject to certain vesting requirements.  The options were valued at $43,547 using the Black-Scholes formula for valuing options.  The variables used in the calculation were a risk-free interest rate of 2.75%, expected volatility of 40% and a two year maturity.

 ITEM 3 Defaults upon Senior Securities.

None.

 ITEM 4 Submissions of Matters to a Vote of Security Holders.

None.

 ITEM 5 Other Information.

None.

 ITEM 6 Exhibits.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
POWER SAVE ENERGY COMPANY

Date: August 5, 2008	By /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 16