Form 10-Q/A
period 2008-06-30
POWER-SAVE ENERGY CO
filed 2008-08-13
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000– 30215

(Exact name of small business issuer as specified in its charter)

Utah	87-9369569
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3940-7 Broad Street, #200, San Luis Obispo, CA 93401
(address of principal executive offices)

866-297-7192
(Registrant's telephone number)

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

This filing is being made to correct a clerical error on page F-8 and page 16 regarding the Options expiration date. The correct year is 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4- Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings
    Item 1A -  Risk Factors.

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults upon Senior Securities

Item 4 - Submissions of Matters to a Vote of Security Holders

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

 Options
On May 16, 2008, the Company issued 1,450,000 stock options to several service providers and consultants to purchase shares of common stock at $2.01 per share. These options expire on May 16, 2010 and are subject to certain vesting requirements.  The options were valued at $43,547 using the Black-Scholes formula for valuing options.  The variables used in the calculation were a risk-free interest rate of 2.75%, expected volatility of 40% and a two year maturity.

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

 ITEM 1 Legal Proceedings .

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

Page - 15

 Options
On May 16, 2008, the Company issued 1,450,000 stock options to several service providers and consultants to purchase shares of common stock at $2.01 per share. These options expire on May 16, 2010 and are subject to certain vesting requirements.  The options were valued at $43,547 using the Black-Scholes formula for valuing options.  The variables used in the calculation were a risk-free interest rate of 2.75%, expected volatility of 40% and a two year maturity.

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