Form 10KSB/A
period 2007-12-31
POWER-SAVE ENERGY CO
filed 2008-09-17
CIK 922011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 3)

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

Page - 1

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KSB/A (this “Amendment”) amends Power-Save Energy Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Original Filing”) originally filed on March 24, 2008 with the Securities and Exchange Commission (the “Commission”) and amended by Amendment No. 1 on Form 10-KSB/A filed with the Commission on August 5, 2008 (“Amendment No. 1”) and amended by Amendment No. 2 on Form 10-KSB/A filed with the Commission on September 4, 2008 (“Amendment No. 2”).  We are filing this Amendment for the purpose of revising Item 8(a)(T), Management’s Report on Internal Control over Financial Reporting, to include information required under Item 307 of Regulation S-K contained in Amendment No. 1 and Amendment No. 2.  We also clarify in this Amendment that management timely provided its annual report on the Company’s internal control over financial reporting in accordance with Item 308T of Regulation S-K.

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

Mr. Forster evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 based on (1)  whether there was a design to ensure that material information relating to the Company was made known to our Chief Executive Officer by others, particularly during the period in which this report was being prepared and (2) effective, in that they provided reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded and communicated to our management and then processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Based upon its evaluation, our management has concluded that, as of December  31, 2007, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and related forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and because they failed to make us aware of the requirement to include management's report on internal control over financial reporting in our Annual Report on Form 10-KSB.

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
 Changes in Company’s Internal Controls over Financial Reporting. In management’s opinion, there were no material changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter for the year ending December 31, 2007, covered by this report, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Page - 3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Power-Save Energy Company
(Registrant)

Dated: September 17, 2008	/s/ Michael Forster
Michael Forster, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons in the capacities and as of the dates indicated:

Power-Save Energy Company
(Registrant)

Dated: September 17, 2008	/s/ Michael Forster
Michael Forster, Chief Executive Officer, Chairman of the Board of Directors (Principle Executive Officer)

Dated: September 17, 2008	/s/ Michael Forster
Michael Forster, Chief Financial Officer

Dated: September 17, 2008	/s/ David Forster
David Forster, Director

Dated: September 17, 2008	/s/ Gary Stanwyck
Gary Stanwyck, Director

Page - 4