Form 10-Q
period 2008-09-30
POWER-SAVE ENERGY CO
filed 2008-11-12
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER: 000–30215

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

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2008, the issuer had 28,956,884 shares of its common stock issued and outstanding.

Page - 1

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Balance Sheet at September 30, 2008

Statement of Operations for the three and nine months ended September 30, 2008 and 2007

Statement of Cash Flows for the nine months ended September 30, 2008 and 2007

Notes to Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations

Item 3 Quantitative and Qualitative Disclosures  about Market Risk

Item 4- Controls and Procedures

Part II - Other Information

Item 1 - Legal Proceedings
   Item 1A- Risk Factors

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

 PART 1 - FINANCIAL INFORMATION

  POWER SAVE ENERGY COMPANY
BALANCE SHEET
AS OF  SEPTEMBER 30, 2008
Unaudited

ASSETS

Current Assets

Cash and Cash Equivalents	$436,565
Accounts receivable	1,086,565
Inventory	1,068,962
Prepaid expenses	119,445

Total current assets	2,711,537

Equipment, net of accumulated depreciation	17,008
Intangible assets, net of accumulated amortization	10,494
Other assets	28,705
Total assets
$2,767,744

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$63,961
Income taxes payable	317,000

Total current liabilities	380,961

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares	28,957
Authorized, 28,956,884 issued and outstanding
Additional paid-in-capital	1,427,514
Retained earnings	930,312

Total stockholders' equity	2,386,783

Total liabilities and stockholders' equity	$2,767,744

The accompanying notes are an integral part of these financial statements

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
Unaudited

	NINE MONTH		THREE MONTHS
	2008	2007	2008	2007

Revenue, net	$4,628,772	$1,760,908	$2,513,496	$703,502

Cost of sales
Merchandise	1,468,936	299,279	1,074,159	148,200
Other costs	184,974	50,254	94,058	10,831

Total cost of sales	1,653,910	349,533	1,168,217	159,031

Gross margin	2,974,862	1,411,375	1,345,279	544,471

Operating expenses
Advertising and promotion	361,496	316,052	231,816	120,322
Sales commissions	883,888	456,773	337,724	208,442
General and administrative	612,374	295,623	299,587	149,946

Total operating costs and expenses	1,857,758	1,068,448	869,127	478,710

Net income (loss) before provision for income taxes	1,117,104	342,927	476,152	65,761

Provision for income taxes	359,689	91,100	165,700	10,279

Net income (loss)	$757,415	$251,827	$310,452	$55,482

Earnings per common share:
Basic	$0.027	$0.009	$0.011	$0.002
Diluted	$0.027	N/A	$0.011	N/A

Shares used in computing earnings per share
Basic	28,207,994	27,031,168	28,956,884	27,031,168
Diluted	28,381,245	N/A	29,303,386	N/A

The accompanying notes are an integral part of these financial statements

 POWER SAVE ENERGY COMPANY.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

	2008	2007
Cash flows from operating activities
Net income (loss)	$757,415	$251,827
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	2,582	1,280
Stock based compensation expense	134,600
Changes in operating assets and liabilities
Increase in accounts receivable	(1,040,142)	(19,304)
Increase in inventory	(958,094)	(29,090)
Increase in prepaid expenses	(109,444)
Increase in accounts payable and other liabilities	16,928	25,921
Increase in taxes payable	198,842	91,100

Net cash provided (used) by operating activities	(997,313)	321,734

Cash flows from investing activities
Increase in equipment	(13,276)	(4,468)
Increase in security deposit	(28,705)

Net cash provided (used) by investing activities	(41,981)	(4,468)

Cash flows from financing activities
Issuance of common stock	1,033,871
Proceeds from line of credit, net		(13,137)

Net cash provided (used) by financing activities	1,033,871	(13137)

Net increase (decrease) in cash and cash equivalents	(5,423)	304,129

Cash and cash equivalents at beginning of period	441,989	89,910

Cash and cash equivalents at end of period	$436,566	$394,039

Supplemental disclosure of cash flow information:

Income taxes paid	$160,747

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10KSB containing the Company's audited financial statements as of and for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2008.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At September 30, 2008 the carrying cost of these instruments approximate their fair value.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Accounts Receivable

Accounts receivable are trade receivables which are reviewed by management on a quarterly basis. The Company records a provision for uncollectible accounts when collectibility is in doubt.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on a FIFO basis. Inventory includes electric savings devices and renewable energy solar systems.

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

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS
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

Note 3 - Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No.  133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

Note 4 - Commitments and Contingencies
The Company has entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.

The following is a schedule of minimum future rental payments:
Year Ending
December 31,
2008	$11,250
2009	45,398
2010	46,482
2011	47,877
2012	49,313
2013	25,021

Total minimum future rental payments	$225,341

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of September 30, 2008. The balance due on the line of credit is $-0-.

Note 5 - Income Taxes

The provision for income taxes consists of the following:
	2008	2007
Federal income tax	$261,710	$70,500
State income tax	97,979	20,600

Total	$359,689	$91,100

Income taxes based on statutory tax rates are as follows

Federal income taxes	$379,800	$116,595
State income tax	94000	30,188
Other	(114,111)	(55,673)

Total	$359,689	$91,108

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of September 30, 2008 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	2,016

$10,494

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

 Options
On May 16, 2008, the Company issued 1,450,000 stock options to several service providers and consultants to purchase shares of common stock at $2.01 per share. These options expires on May 16, 2008and are subject to certain vesting requirements.  The options were valued at $712,587 using the Black-Scholes formula for valuing options.  The variables used in the calculation were a risk-free interest rate of 2.75%, expected volatility of 40% and a two year maturity. The following is a Table of the outstanding Options issued.

Louis Fox	LOUIS B. FOX, CPA, PC	Contract Accounting	100,000
Jason Wiseman	Independent Sales	Internet Product Sales	150,000
Adam Elmquest	Independent Sales	Inside Product Sales	50,000
David Forster	Independent Sales	BOD, Inside Product Sales	500,000
Gary Stanwyck		BOD	350,000
Robert Kleebauer	Independent Sales	Outside Product Sales	150,000
William Wells	Independent Sales	Tech Support, Product Sales	150,000

			1,450,000

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

As of September 30, 2008, both parties agreed to rescind the transaction and U.S. Energy agreed to return the $25,000.00 deposit to Power-Save Energy Company.

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Note 9 - Litigation

On or about September 2007, the Company was served with lawsuit from a former director/officer in the United States District Court, Southern District of New York (Case No. 07CIV4770 (SCR)), for breach of contract, quantum meruit, and unjust enrichment. Between November 2000 and April 2006, the former director / officer claim the company owes $113,400.00 from loans the defendant made and approximately $500,000.00 in compensation. The Company was unaware of the allegations prior to the commencement of the lawsuit. The company's former Chief Executive Officer, on behalf of the Company, has hired counsel to defend the lawsuit which is still in the stages of discovery.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As of September 30, 2008, both parties agreed to rescind the transaction and U.S. Energy agreed to return the $25,000.00 deposit to Power-Save Energy Company.
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

Page - 12

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities“. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.
In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” SFAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. SFAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No.  133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

Page - 13

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

Nine Months Ended September 30, 2008 VS September 30, 2007
Revenue for the nine month period ended September 30, 2008 was $4,628,772 compared to $1,760,908 for the nine months ended September 30 ,2007. This was an increase of $2,867,864 (163%). Sales of electricity savings devices for homeowners and small businesses increased by approximately $1,900,000, an increase of about 108% over the nine months ended September 30, 2007. Sales of solar products accounted for approximately $1,000,000 of the increase in revenue. Gross profit for the nine months ended September 30, 2008 was $2,974,862compared to $1,411,375 the nine months ended September 30, 2007. This was an increase of $1,456,489 or 103%.  The gross profit margin for the nine months ended September 30, 2008 was 65% compared to 80% for the nine months ended September 30, 2007. The decrease in gross profit was due to two factors: the increase in commercial sales and sales through resellers and sales of the new line of solar renewable energy products.

Advertising and marketing expenses for the nine months ended September 30, 2008 were $316,496 compared to $316,052 for the nine months ended September 30, 2007, an increase of $45,444 (14%) . The Company produced a new television commercial promoting its solar energy products, which started airing in June of 2008. ..Sales commissions for the nine months ended September 30, 2008 were$883,888 compared to $456,773 for the nine months ended September 30, 2007, an increase of $427,115 (94%). Sales commissions increased at a slower rate than the increase in overall sales due to the growth in the number of resellers of the Company’s products.

General and administrative expenses for the nine months ended September 30, 2008 were $612,374, compared to $295,623 for the nine months ended September 30, 2007, an increase of $316,751 or 107%. The major increases during the nine months ended September 30, 2008 are as follows: Stock option expense during the period was $134,600. There was no comparable cost in 2007 and this expense accounted for 42% of the increase from 2007. Travel and entertainment expense for the period increased by $107,242 (an increase of approximately 1200% over 2007). The travel was directly related to the search of new products related to energy savings devices and renewable energy sources. Fees for credit cards and internet payment services increased by $42,331 or approximately 180%. Rent expense for the period was $25,065. There was no corresponding expense in 2007. Increases and decreases in other general and administrative expenses were not material.

The Company recorded a provision of approximately $359,689 for federal and state income taxes for the nine months ended June 30, 2008.The effective tax rate was 32.2.

Three Months Ended September 30, 2008 VS Three Months ended Sptember 30, 2007
Revenue for the three months ended September 30, 2008 were $2,513,496 compared to $703,502 for the three months ended September 30, 2007, an increase of $1,809,994 or approximately 257%. Gross profit for the three months ended September 30, 2008 was $1,345,279 compared to $544,471, for the three months ended September 30,2007, an increase of $800,808 or 147%. The gross profit margin for the three months ended September 30, 2008 was 54% compared to 77% for the three months ended September 30, 2007 due to the sales of solar products.

Operating expenses for the three months ended September 30, 2008 were $869,127 compared to $478,710 for the three months ended September 30, 2007, an increase of $290,417or 61%, which was a much smaller increase than that of revenue growth. Stock option expense accounted for $91,053 or 31% of the increase.

Liquidity and Capital Resources.
As of September 30, 2008 the current assets exceeded the current liabilities by $2,330,576. During the period ended September 30, 2008, the Company issued a total of 1,925,716 restricted shares of common stock with the Company receiving net proceed of approximately $1,033,081.The proceeds were used to purchase for inventory Solar and Wind products, fund the acquisition of "US Energy" and prepay for television commercials for the two new products. The Company is profitable and has been able to generate sufficient funds from its current operations to fund its current level of activity.

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

Page - 14

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

Page - 15

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

Page - 16

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

POWER SAVE ENERGY COMPANY

Date: November 12, 2008	By /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 17