Form 10-K
period 2008-12-31
POWER-SAVE ENERGY CO
filed 2009-03-25
CIK 922011

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission file number: 0-30215

Power Save Energy, Co.
(Exact name of registrant as specified in its Charter)

Utah	87-9369569
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3940-7 Broad Street, #200, San Luis Obispo, CA	93401
(Address of Principal Executive Offices)	(Zip Code)

(866) 297-7192
(Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of Class)

Check whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Page - 1

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Revenue for the fiscal year ended December 31, 2008 is $5,963,483 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of December 31, 2008 amounted to $10,634,803.

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2008 was 28,956,988 shares.

DOCUMENTS INCORPORATED BY REFERENCE

In this report, references to “we”, “us” or “our” collectively refer to Power Save Energy Co.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), including, but not limited to, statements relating to the Company’s business objectives and strategy. Such forward-looking statements are based on current expectations, management beliefs, certain assumptions made by the Company’s management, and estimates and projections about the Company’s industry. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” “is likely,” “predicts,” “projects,” “judgment,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict with respect to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements.

Factors that could cause actual events or results to differ materially include, but are not limited to, the following: continued market acceptance of the Company’s products; the Company’s ability to expand and/or modify its products on an ongoing basis; general demand for the Company’s products, intense competition from other developers, manufacturers and/or marketers of energy reduction and/or power saving products; the Company’s negative net tangible book value; the Company’s negative cash flow from operations; delays or errors in the Company’s ability to meet customer demand and deliver products on a timely basis; the Company’s lack of working capital; the Company’s need to upgrade its facilities; changes in laws and regulations affecting the Company and/or its products; the impact of technological advances and issues; the outcomes of pending and future litigation and contingencies; trends in energy use and consumer behavior; changes in the local and national economies; and other risks inherent in and associated with doing business in an engineering and technology intensive industry. See “Management’s Discussion and Analysis or Plan of Operation.” Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements.

Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Page - 2

PART I

Item 1.	Description of Business.

(a)	Business Development

Formation

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

(b)	Business of the Company

The Company’s Principal Products and Technology

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

Product Development

We currently manufacture and sell three products. The PS1200 is our initial product which is designed for residential use. Our PS3200 and PS3400 products are designed for light commercial and light industrial use.

All of our products are designed to reduce our customer's electricity consumption and reduce their electric utility bill. Our products reduce the amount of power drawn from the utility by storing (in their capacitors) otherwise lost electricity (watts) derived from the inductive motors in your home or business. Inductive motors are found in such devices as air conditioning units, refrigerators, freezers, washers, dryers, dishwashers, pool pumps, vacuum cleaners, furnace blower motors, and fans. The technology applied by our products collects that otherwise lost electricity and stores it. When your inductive motors are initiated, electricity is drawn from that stored electricity back to your inductive loads, thus reducing your demand for electricity.

The PS1200 is a single phase 200 amp power factor correction device. It is commonly installed on single family residence. The unit weighs approximately 7 lbs, measures 6" x 6" x 4", and installs using a 20 amp double pull breaker into the electrical panel of any home. The Power-Save 1200 is typically installed by a licensed electrician.

The PS3200 is a three phase 200 amp power factor correction device. The PS3400 is a three phase 400 amp power factor correction device. They have been designed for installation in light commercial applications. Target customers for these products are gasoline service stations, corner grocery stores, fast food restaurants, car wash facilities, laundromats, and similar businesses. The units weigh 11 lbs, measure 10"x 10" x 6", and install using a 30 amp triple pull breaker into the electrical panel of any commercial establishment. The units are typically installed by a licensed electrician.

Page - 3

Power-Save purchases wholesale and resells at retail our Solar and Wind Turbine products.  Power-Save does not own or manufacture these products independently, instead we are just a reseller of these products direct to the public.  We purchase and sell standard photovoltaic systems consisting of Solar Panels, Roof Racking and Inverters.  We purchase and sell standard wind turbine technologies consisting of Mounting Structure, Poles, a Wind Turbine, and an Inverter.

Marketing and Sales

We market our products through our website, through 60 second and 120 second direct response television commercials which are played on cable TV across America, and through select Internet advertising. We retain the services of a full service call center to take incoming orders that result from the TV commercials, and use PayPal Merchant services to accept payment for products. We farm out to independent sales individuals our telephone and email based leads and we pay sales commissions only on closed sales. Installation of our products is typically done by independent electrical contractors. We have established a nationwide network of electrical contractors and electrical service companies to act as installers and resellers of our products across the country.

Manufacturing and Distribution

 We own the designs for our products. We have the products manufactured to our design specifications and under our UL certification by an unrelated third party manufacturer in China. We order from the manufacturer on a purchase order basis. The manufacturer provides warehousing services and will ship to us or directly to our customers. While we currently rely on one manufacturer as the sole supplier of our products, we believe that the components for our products and the manufacturing and warehousing services we receive from our supplier are available from a number of other manufacturers.

Competition

We face direct competition from companies that offer products with similar features. We attempt to compete against these companies on the basis of our brand, our marketing, product pricing, product features, and reliability.

 We currently have only one employee and limited financial resources. Our competitors have or may have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have. In addition, other established or new companies may develop or market products competitive with, or superior to, our products. See "Risk Factors" above.

Government Regulation

Sales of the Company’s product are not dependent on deregulation of the electrical energy market as the Company’s product can be sold in regulated and deregulated markets.

Page - 4

Effect of Environmental Regulations

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

The Company has one full time employee, its Chief Executive Officer, Michael Forster.

Item 1A.	Risk Factors.

RISKS RELATED TO OUR BUSINESS

We currently depend on the services of Mr. Forster as our sole employee; the loss of Mr. Forster's services would adversely affect our business. Our future growth will be limited if we cannot successfully attract and retain employees with the expertise required for our business.

               At present, Mr. Forster is our sole employee. We intend to retain a small employee base while we transition from a development company to an operating company. As a result, we are highly dependent on Mr. Forster's services, and when we retain additional employees will be dependent upon their services. The loss of Mr. Forster, or any future key employee would have a significant impact on our operations. Our future success will depend in part on our ability to retain Mr. Forster and new key employees and to identify, hire and retain additional personnel. If we fail to hire and retain personnel in key positions, we may be unable to grow our business successfully.

We face competition from much larger and well-established companies.

               We face competition from much larger and well-established companies, including KVAR Energy and others. These companies have or may have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have. In addition, other established or new companies may develop or market products competitive with, or superior to, our products. We cannot assure you that our competitors will not succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products or that would render our products and services obsolete. Our success will depend in large part on our ability to maintain a competitive position with our products.

Lower than expected market acceptance of our products or services would negatively impact our business.

               We have yet to establish significant customer acceptance of our products. End-users will not begin to use our products unless they determine that our products will save them energy costs and are safe and reliable. These and other factors may affect the rate and level of market acceptance of our products, including:

•	our product's price relative to competing products or alternative means of saving energy costs;
•	effectiveness of our sales and marketing efforts;
•	perception by our targeted end-users of our product's reliability, efficacy and benefits compared to competing technologies;
•	willingness of our targeted end-users to adopt new technologies; and
•	development of new products and technologies by our competitors.

Page - 5

               If our products and services do not achieve market acceptance, our ability to achieve any level of profitability would be harmed and our stock price would decline.

Price competition would negatively impact our business.

               Our profitability could be negatively affected in the future as a result of competitive price pressures in the sale of energy saving products, which could cause us to reduce the price of our products. Any such reduction could have an adverse impact on our product margins and profitability.

We may experience delays in product introductions and our products may contain defects which could seriously harm our results of operations.

               We may experience delays in the introduction of new products and enhancements. Delays in product or enhancement release dates, whether caused by factors such as unforeseen technology issues or otherwise, could negatively impact our sales revenue in the relevant period. In addition, we may terminate new product or enhancement development efforts prior to any introduction of a new product or enhancement. Any delays for new product offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of our products, our ability to compete effectively in the market, and our reputation, and therefore could lead to decreased product sales and could seriously harm our results of operations.

Risks Relating to Our Industry

We face risks associated with our products and product development, including new product introductions and transitions.

                Energy conservation is a growing industry with increased research and development being spent on a number of alternative solutions. If we are unable to anticipate or keep pace with changes in the marketplace and the direction of technological innovation and customer demands, our products may become less useful or obsolete and our operating results will suffer. To compete successfully, we will need to continue to demonstrate the advantages of our products and services over alternative products and technologies, and convince end users of the advantages of our products and services. The success of our products depends on several factors, including proper new product definition, product cost, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors, and market acceptance of these products.

We may be sued for violating the intellectual property rights of others.

                The energy saving industry is characterized by a substantial investment in patent and other intellectual property rights. Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of patent litigation actions is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed, or could not be filed or issued.

                In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the relevant patents or other intellectual property were upheld as valid and enforceable and we were found to infringe or violate the terms of a license to which we are a party, we could be prevented from selling our products unless we could obtain a license or were able to redesign the product to avoid infringement. If we were unable to obtain a license or successfully redesign our system, we might be prevented from selling our system. If there is an allegation or determination that we have infringed the intellectual property rights of a competitor or other person, we may be required to pay damages, or a settlement or ongoing royalties. In these circumstances, we may be unable to sell our products at competitive prices or at all, our business and operating results could be harmed and our stock price may decline.

Page - 6

RISKS RELATED TO OUR COMMON STOCK AND CAPITAL STRUCTURE

We may experience significant fluctuations in the market price of our common stock.

                The market price of our common stock may experience significant fluctuations. These fluctuations may be unrelated or out of proportion to our operating performance, and could harm our stock price. Any negative change in the public's perception of the prospects of companies that employ similar technology or sell into similar markets could also depress our stock price, regardless of our actual results.

                The market price of our common stock may be significantly affected by a variety of factors, including:

•	the announcement of new products, product enhancements, new services or service enhancements by us or our competitors;
•	announcements of strategic alliances or significant agreements by us or by our competitors;
•	technological innovations by us or our competitors;
•	quarterly variations in our results of operations;
•	acquisition of one of our competitors by a significantly larger company;
•	general market conditions or market conditions specific to technology industries;
•	sales of large blocks of our common stock; and
•	domestic and international macroeconomic factors.

Our board of directors has the right to issue additional shares of common stock, without stockholder consent, which could have the effect of creating substantial dilution or impeding or discouraging a takeover transaction.

                Pursuant to our articles of incorporation, our board of directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, our board of directors was to determine that a takeover proposal was not in the best interest of the Company or our stockholders, shares could be issued by our board of directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group;
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent board of directors; or
•	effecting an acquisition that might complicate or preclude the takeover.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

                Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock. As December 31, 2008, 28,956,988 shares of our common stock were issued and outstanding. Of such issued and outstanding shares, 20,063,902 are currently "restricted securities." In addition, the balance of the outstanding shares under some circumstances may, in the future, be under a registration under the Securities Act of 1933, as amended, or the "Securities Act," or in compliance with Rule 144 adopted under the Securities Act. In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that:

•	does not exceed the greater of 1% of the total number of outstanding shares of the same class; or
•	if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.

Page - 7

                A person who presently is not and who has not been one of our affiliates for at least three months immediately preceding a sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell these shares under Rule 144 without regard to any of the volume limitations described above. We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely effect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

An investment in our company may be diluted in the future as a result of the issuance of additional securities.

                In order to raise additional capital to fund our business plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to current stockholders. The issuance of additional debt securities would result in increased expenses and could result in covenants that would restrict our operations. No arrangements for any such offering exist, and no assurance can be given concerning the terms of any future offering or that we will be successful in issuing common stock or other securities at all. If adequate funds are not available, we may not be able to continue our operations or implement our planned additional research and development activities, any of which would adversely affect our results of operations and financial condition.

We may be the subject of securities class action litigation due to future stock price volatility.

                In the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

                We have paid no cash dividends on any of our classes of capital stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility, if any, may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Because we will be required to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning for the fiscal year ended December 31, 2007, our compliance with the SEC's rules concerning internal controls will be costly, time-consuming and difficult for us.

                The Sarbanes-Oxley Act of 2002, or "SOX," that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. Currently, the SEC's rules under Section 404 of SOX will require us to have our management attest to the adequacy of our internal controls in our annual report on Form 10-K for the year ended December 31, 2008. No member of our management has any experience in complying with Section 404. Furthermore, we have been advised by our independent registered public accounting firm that we will be required to make substantial changes to our internal controls in order for our management to be able to attest that as of December 31, 2008, our internal controls are effective. Larger public companies which have been required to comply with Section 404 have encountered significant expenses, both from diversion of management time and attention, the acquisition of new computer software, the employing of additional personnel and training and third party internal controls consultants. While our business is not as sophisticated or complex as these larger companies, we anticipate it will be time-consuming, costly and difficult for us to develop and implement the internal controls necessary for our management to attest that our internal controls are effective as of December 31, 2008. We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2008. If our management is unable to attest that our internal controls are effective as of December 31, 2008, investors may react by selling our stock and causing its price to fall.

Page - 8

Our common stock is traded on the OTC Bulletin Board, which may be detrimental to investors.

                Our common stock is currently traded on the OTC Bulletin Board. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid and ask quotation. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

Line of Credit

At the present time, the Company does a $70,000 line of credit with Wells Fargo Bank with a zero balance.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Description of Property.

The Current principal office of the Company is located at 3940-7 Broad Street, #200, San Luis Obispo, CA 93401.

Item 3.	Legal Proceedings.

Power-Save was dismissed from a recently filed lawsuit reported in our last 10-Q. As previously stated in the 10-Q, “On or about July 18, 2008, Power-Save Energy Company was served with a lawsuit for wrongful death from an auto accident involving Michael Forster’s son, Alex Forster.”  Power-Save has been completely dismissed from this lawsuit with prejudice against the Plaintiff from ever filing a subsequent lawsuit against Power-Save. The dismissal was filed by the plaintiffs counsel in the San Luis Obispo Superior Court on August 19, 2008.  An 8k-information statement will be filed related to the dismissal.

On or about September 6, 2007, we were served with a lawsuit from a former officer of our predecessor company, Safari Associates, Inc. The former officer, Stephen Steeneck, alleges breach of contract, quantum meruit, unjust enrichment and other causes of action for failure to remit payment on loans Mr. Steeneck alleges he made to Safari Associates, Inc. and for failure to pay deferred compensation in the amount of $500,000.00.  On February 17, 2009, Mr. Steeneck obtained a judgment against the Company for $125,520.06.

                In addition, from time to time and in the course of business, we may become involved in various legal proceedings seeking monetary damages and other relief. The amount of the ultimate liability, if any, from such claims cannot be determined. However, in the opinion of our management, there are no legal claims currently pending or threatened against us that would be likely to have a material adverse effect on our financial position, results of operations or cash flows.

Page - 9

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market for Common Stock

The common stock of this Issuer is now quoted Over the Counter on the Bulletin Board ("OTCBB") (Symbol PWSV). We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. Even so, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided during the fiscal years 2008 and 2007:

Twelve months Ended December 31, 2008	High	Low
October 1, 2008 — December 31, 2008	$1.78	1.00
July 1, 2008 — September 30, 2008	2.85	1.64
April 1, 2008— June 30, 2008	3.45	0.99
January 1, 2008 — March 31, 2008	3.15	0.25

Twelve months Ended December 31, 2007	High	Low
October 1, 2007 — December 31, 2007	$0.90	$1.10
July 1, 2007 — September 30, 2007	1.01	0.30
April 1, 2007 — June 30, 2007	1.95	0.45
January 1, 2007 — March 31, 2007	2.60	0.35

The source of this information for fiscal year 2008 and 2007 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

               (b) Holders
As of December 31, 2008, there were approximately 349 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

               (c) Dividends
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

Page - 10

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

Recent Sales of Unregistered Securities

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

Item 6.	Selected Financial Data

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation.

OVERVIEW

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

 RESULTS OF OPERATIONS: FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007

Revenue for the year ended December 31, 2008 was $5,963,483 compared to $2,309,907 for the year ended December 31, 2007. This is an increase of $3,653,575 (158%). Sales of the Company's PS1200 energy-savings product for homeowners and the introduction of two new products, the PS 3200 and PS 3400 for light commercial and industrial continued to increase in 2008, and, in July 2008, the Company introduced its solar products which accounted for over $1,000,000 in revenue. The gross profit for the year ended December 31, 2008 was $3,605,518 compared to $1,870,033 for the year ended December 31, 2007. This was an increase of $1,735,485 (93%). The gross profit percentage for all of 2008 was 60.5% compared to 80.1% for 2007. The decrease in gross profit percentage was the result of two factors: (1) the gross profit percentage from the solar energy products is lower than the gross profit percentage of the Power-Save home and commercial energy savings devices, and (2) the Company increased commercial sales through resellers which resulted in lower margins.

Page - 11

Advertising and marketing expense for the year ended December 31, 2008 was $513,139 compared to $296,483 for the year ended December 31, 2007. This was an increase of $216,656 (73%). The Company continued to market its home and commercial power savings devices through television and internet advertising. In addition, in 2008 the Company produced a new commercial for the television promotion of its solar products.

Sales commissions for the year ended December 31, 2008 was$1,034,401 compared to $655,558 for year ended December 31, 2007. This was an increase of $540,544(82%).

General and administrative expenses for the year ended December 31, 2008 were $1,034,401 compared to $465,096 for the year ended December 31, 2007, an increase of $596,305. Included in the increase were the following items which are considered to be nonrecurring. (1) The Company lost a lawsuit in February with a former executive of the Company. The total judgment entered against the Company was $125,520 including interest, plus legal fees incurred by the Company to defend the lawsuit of $32,050. (2) The Company incurred a bad debt expense of $122,259 from one customer who filed for bankruptcy. The company was an installer of solar products. (3) The Company incurred $55,795 in legal and accounting bill for due diligence for a merger which was not consummated. Other major increases in general and administrative expenses are as follows. Due to the increase in revenue, the costs associated with processing credit card and other payments systems increased by $59,505 (171%). Printing and production costs for brochures and other printed materials increased by $62,692 (1198%). With the addition of a new warehouse and showroom, the Company incurred occupancy costs of $40,758 in 2008. There were no facilities in 2007. Travel and other related expenses increased by $130,568 in 2008. The majority of the costs were incurred for trips to China to provide due diligence on products the Company was importing and review the costs and design of the solar product which was introduced in 2008 and wind turbine products. All other general and administrative expenses showed minor increase and decrease representing less than 1% of the increase in general and administrative expense.

Liquidity and Capital Resources
As of December 31, 2008 the current assets exceeded the current liabilities by $1,999,347. During the year ended December 31, 2008, the Company issued a total of 1,925,716 restricted shares of common stock with the Company receiving net proceed of approximately $1,033,871.The proceeds were used to purchase for inventory Solar and Wind products, prepay for television commercials for the two new products and for additional working capital. The Company is profitable and has been able to generate sufficient funds from its current operations to fund its current level of activity.

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

Page - 12

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not providing the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to pages F-1 through F-12 of this annual report on Form 10-K.

Page - 13

Gruber & Company, LLC

Certified Public Accountant	Telephone (636)561-5639
121 Civic Center Drive, Suite 125	Fax (636)561-0735
Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
POWER-SAVE ENERGY COMPANY

We have audited the accompanying balance sheets of Power-Save Energy Company as of December 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power-Save Energy Company as of December 31, 2008 and the results of its operations and cash flows for the years ended, December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/Gruber & Company
Gruber & Company, LLC
Lake Saint Louis, Missouri

March 25, 2009

Power-Save Energy Company
Balance Sheet
December 31, 2008

Current Assets
Cash and Cash Equivalents	$513,249
Accounts receivable, net of allowance	945,053
Inventory	873,872
Prepaid expenses	76,528

Total current assets	2,408,702

Equipment, net of accumulated depreciation	47,469
Intangible assets, net of accumulated amortization	10,286
Other assets	28,705
Total assets	$2,495,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$55,687
Other current liabilities liability	125,520
Income taxes payable	228,148

Total current liabilities	409,355

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares	28,957
Authorized, 28,956,884 issued and outstanding
Additional paid-in-capital	1,292,914
Retained earnings	763,936

Total stockholders' equity	2,085,807

Total liabilities and stockholders' equity	$2,495,162

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statements of Operations
For the Years ended December 31, 2008 and 2007

	2008	2007

Revenue, net	$5,963,483	$2,309,908

Cost of sales
Merchandise	2,099,095	400,092
Other costs	258,870	39,783

Total cost of sales	2,357,965	439,875
Gross margin	3,605,518	1,870,033

Operating expenses
Advertising and promotion	513,139	296,483
Sales commissions	1,196,102	655,558
General and administrative	1,034,401	465,096

Total operating costs and expenses	2,743,642	1,417,137
Net income (loss) before provision for income taxes	861,876	452,896

Provision for income taxes	270,837	118,158
Net income (loss)	$591,039	$334,738
Earnings per common share:
Basic	$0.021	$0.012
Diluted	$0.021	N/A
Shares used in computing earnings per share
Basic	28,395,217	27,031,168
Diluted	28,412,250	N/A

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statement of Stockholders' Equity

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Issued	Amount	Capital	(Deficit)	Total

Balance January 1, 2007	31,230,295	31,230	256,770	(161,841)	126,159

Common stock subsequently cancelled	(4,199,127)	(4,199	4,199	--	--
On conversion of debt

Net income for the year ended	--	--	--	334,738	334,738
December 31, 2007

Balance, December 31, 2007	27,031,168	$27,031	260,969	172,897	460,897

Privare placement	1,925,716	1,926	1,031,945		1,033,871

Net income for the year ended
December 31, 2008	--	--	--	591,039	591,039

Balance, December 31, 2008	28,956,884	$28,957	$1,292,914	$763,936	$2,085,807

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statements of Cash Flows
For The Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net Income (loss)	$591,039	$334,738
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities
Depreciation and amortization	4,830	1,830
Change in operating assets and liabilities		--
Increase in accounts receivable	(898,630)	(26,980)
Increase in inventory	(763,004)	(59,906)
Decrease in prepaid expenses	(66,528)	(10,000)
Increase (decrease) in accounts payable	8,653	11,844
Increase in other liabilities	125,520
Increase in income taxes payable	109,990	118,158
Net cash used in operating activities	(888,130)	369,684

Cash flows from investing activities
Security deposits	(28,705)
Acquisition of equipment	(45,777)	(4,468)
Net cash used by investing activities	(74,482)	(4,468)

Cash flows from investing activities
Net proceeds from private placement	1,033,872
Net Proceeds from line of credit, net		(13,137)
Net cash provided by financing activities	1,033,872	(13,137)

Net increase (decrease) in cash and cash equivalents	71,260	352,079
Cash and cash equivalents at beginning of year	441,989	89,910

Cash and cash equivalents at end of year	$513,249	$441,989

Supplemental disclosure of cash flow information

Income taxes paid	$160,747	--

The accompanying notes are an integral part of these financial statements.

POWER SAVE ENERGY COMPANY.
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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At December 31, 2008 the carrying cost of these instruments approximate their fair value.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Accounts Receivable

Accounts receivable are trade receivables which are reviewed by management on a quarterly basis. The Company records a provision for uncollectible accounts when collectability is in doubt.

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

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

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

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which establishes a fair value method of accounting for stock-based compensation plans.

The provisions of SFAS No. 123 allow companies to either record an expense in the financial statements to reflect the estimated fair value of stock options to employees, or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, but to disclose on an annual basis the pro-forma effect on net income (loss) and net income (loss) per share had the fair value of the stock options been recorded in the financial statements. SFAS No. 123 was amended by SFAS No., 148, which now requires companies to disclose in interim financial statements the pro-forma effect on net income (loss) and net income (loss) per common share of the estimated fair value of stock options issued to employees.

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

Pro Forma Financial Disclosure – In accordance with SFAS No. 123, the Company will provide footnote disclosure with respect to stock-based employee compensation. The value of a stock-based award will be determined using the Black-Scholes option-pricing model, whereby compensation cost is the fair value of the award as determined by the pricing model at the grant date or other measurement date. The resulting amount will be charged to expense on the straight-line basis over the period in which the Company expects to receive benefit, which is generally the vesting period.

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

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Advertising

Advertising, promotion and marketing programs are charged to operations in the period incurred.

Segmented Information

Management has determined that the Company operates in one dominant industry segment. Additional segment disclosure requirements will be evaluated as it expands its operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

Special – purpose entities

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

Note 3 – Recently issued accounting pronouncements

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

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

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

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

The following is a schedule of minimum future rental payments:

Year Ending
December 31,
2009	$45,398
2010	46,482
2011	47,877
2012	49,313
2013	25,021

Total minimum future rental payments	$214,091

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of September 30, 2008. The balance due on the line of credit is $-0-.

Note 5 - Income Taxes
The provision for income taxes consists of the following:
	2008	2007
Federal income tax	$206,488	$92,475
State income tax	64,349	25,683

Total	270,837	118,158

Income taxes based on statutory tax rates are as follows

Federal income taxes	293,038	153,338
State income tax	76,276	36,491
Other	(98,477)	(68,609)
Permanent timing differences		(3,062)

Total	$270,837	$118,158

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of December 31, 2008 is as follows:

Intangible assets, at cost	$12,510

Less - amortization allowed	2,224

$10,286

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

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

Options
On May 16, 2008, the Company issued 1,450,000 stock options to several service providers and consultants to purchase shares of common stock at $2.01 per share. These options were subsequently cancelled.

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

Note 9 - Litigation

On or about September 2007, the Company was served with lawsuit from a former director/officer in the United States District Court, Southern District of New York (Case No. 07CIV4770 (SCR)), for breach of contract, quantum meruit, and unjust enrichment. Between November 2000 and April 2006, the former director / officer claim the company owes $113,400.00 from loans the defendant made and approximately $500,000.00 in compensation. The Company was unaware of the allegations prior to the commencement of the lawsuit. The company's former Chief Executive Officer, on behalf of the Company, hired counsel to defend the lawsuit.  On February 13, 2009, judgment was entered against the Company in the amount of $99,500, plus interest of $26,020. The liability has been recorded in the financial statements as other liabilities.

Note 10 – Subsequent Events

Power-Save Energy Co. has made an investment into a well established solar energy integrator by purchasing 10% of Arizona Power-Save. Arizona Power-Save located at 4111 E. Valley Auto Dr. #103 in Mesa, AZ is owned and operated by General Manager Ray Baxter. Arizona Power-Save specializes in the sales and installation of energy saving and renewable energy products to homeowners throughout Arizona.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Mr. Forster evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008 based on (1)  whether there was a design to ensure that material information relating to the Company was made known to our Chief Executive Officer by others, particularly during the period in which this report was being prepared and (2) effective, in that they provided reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act was recorded and communicated to our management and then processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Based upon its evaluation, our management has concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file and furnish under the Exchange Act was recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and related forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Page - 25

 Changes in Company’s Internal Controls over Financial Reporting. In management’s opinion, there were no material changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter for the year ending December 31, 2008, covered by this report, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

INFORMATION ABOUT THE COMPANY'S EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the names and positions of the current officers and directors of the Company. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Board of Directors and Committees of the Board

 The directors and executive officers currently serving the Company are as follows:

Name	Age	Position With Company	Year First Became	Director or Officer

Michael Forster	42	Chief Executive Officer	2008	Officer/Director

Louis Fox	60	Chief Financial Officer	2009	Officer

David J. Forster	38	President/Director	2007	Officer/Director

Gary D. Stanwyck	52	Director	2007	Director

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

Biographical Information

MICHAEL FORSTER- CEO- Mr. Forster is an experienced entrepreneur in all facets of business. He has organized and executed the start-up of companies. He has worked under contract in both the private and public company sectors to affect corporate and financial restructuring. As well, Mr. Forster has held senior management level positions at a Fortune 500 company. Mr. Forster holds a Bachelor of Science Degree in Aeronautical Engineering from California Polytechnic State University.

Page - 26

GARY D. STANWYCK - Gary Stanwyck, M.D. F.A.P.A. graduated from Stanford University in Biology in 1971 and from Stanford Medical School in 1975. He completed his medical internship and a Residency in Psychiatry in 1978 at the University of California, Davis. He began the private practice of psychiatry in San Luis Obispo, California in 1978. He subsequently opened and operated a multi-disciplinary outpatient mental health clinic and as a joint venture project with French Hospital Medical Center opened the Central Coast Psychiatric Center, an in-patient and day care facility. He was the Medical Director of the unit. As a member of the French Hospital Medical Staff, he was Chairman of the By-laws and Quality Assurance Committees. He also served as Chief of the Medical Staff and as a member of the Board of Directors of the hospital. From 1995 until 2006 he worked with the California Department of Corrections. He was a member of the state wide Health Services Division Strategic Task Force and Co-Chairperson of the state wide Quality Improvement Training Committee. At the California Men's Colony in San Luis Obispo, California he was Chairperson of the Medical Staff Quality Assessment and Improvement Committe and Chief of the Medical Staff. Dr Stanwyck has been a Diplomate of the American Board of Psychiatry and Neurology since 1983. He was elected a Fellow of the American Psychiatric Association in 2004. Since 1996 he has been a member of the National Examination Committee for Psychiatry Board Certification. Clinically, since 2006 Dr. Stanwyck has been practicing Forensic Psychiatry in San Luis Obispo, California.

DAVID J. FORSTER - President - David John Forster was born and raised in Northern California in 1970. He attended California Polytechnic State University in 1988 where he received his Bachelor of Arts Degree in Political Science with a minor in Business.

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

LOUIS FOX – Chief Financial Officer - Mr. Fox is a Certified Public Accountant  with over 30 years of accounting experience. For the past  twenty years he has practiced accounting in his own firm. Prior to staring his own firm, he work for several medium to large accounting firms. Mr. Fox has a Bachelor of Arts degree in science from Alfred University and was enrolled in a Masters in Accounting program at Pace University.

Audit Committee

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

Page - 27

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

Item 11.	Executive Compensation.

Summary Compensation Table

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the 2008 and 2007 fiscal years, paid by the Registrant to all individuals serving as the Registrant's chief executive officer or acting in a similar capacity during the last three completed fiscal years, regardless of compensation level.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Yr.	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael Forster (CEO	2006 2007 2008	0 60,000 60,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

David Forster President / Director	2006 2007 2008	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0

Gary D. Stanwyck Director	2006 2007 2008	N/A N/A 0	N/A N/A 0	N/A N/A 0	N/A N/A 0	N/A N/A 0	N/A N/A 0	N/A N/A 0

Louis Fox Chief Financial Officer	2006 2007 2008	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

Narrative Disclosure to Summary Compensation Table

The directors of the Registrant have voted on the compensation for their services as directors.

Limitation of Liability and Indemnification of Directors and Officers

      The Utah Revised Business Corporation Act permits a Utah corporation to indemnify a present or former director or officer of the corporation (and certain other persons serving at the request of the corporation in related capacities) for liabilities, including legal expenses, arising by reason of service in such capacity if such person acted in good faith and in a manner he reasonably believed to be in, or not opposed, to the best interests of the corporation, and in any criminal proceeding if such person had no reasonable cause to believe his conduct was unlawful. However, in the case of actions brought by or in the right of the corporation, no indemnification may be made with respect to any matter as to which such director or officer shall have been adjudged liable, except in certain limited circumstances.

Page - 28

                Our articles of incorporation and bylaws do not presently provide for the indemnification of our officers and directors. However, we may elect to approve such indemnification, by amendment to our articles of incorporation or bylaws, in the future. Pursuant to Sections 16-10a-902 and 16-10a-907of the Utah Revised Business Corporation Act, a corporation generally has the power to indemnify its present and former directors, officers, employees and agents against expenses incurred by them in connection with any suit to which they are or are threatened to be made, a party by reason of their serving in such positions so long as they acted in good faith and in a manner they reasonably believed to be in or not opposed to, the best interests of the corporation and with respect to any criminal action, they had no reasonable cause to believe their conduct was unlawful. Having these provisions in our articles of incorporation and bylaws may be necessary to attract and retain qualified persons as directors and officers. These provisions would not eliminate the directors' duty of care, and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Utah law. In addition, each director would continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director's duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director's duty to the Company or its stockholders, for improper transactions between the director and the Company and for improper distributions to stockholders and loans to directors and officers. Any such provision also would not affect a director's responsibilities under any other law, such as the federal securities law or state or federal environmental laws.

                The indemnification provided by the Utah Revised Business Corporation Act is not exclusive of any other rights to which a director or officer may be entitled. The general effect of the foregoing provisions may be to reduce the circumstances under which an officer or director may be required to bear the economic burden of the foregoing liabilities and expense.

                Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

    We maintain a directors' and officers' liability insurance policy covering certain liabilities that may be incurred by our directors and officers in connection with the performance of their duties. The entire premium for such insurance is paid by us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

STOCK OWNERSHIP

The following table sets forth information as to our shares of common stock beneficially owned as of December 31, 2008 by (i) each person known by us to be the beneficial owner of more than five percent of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature (1) Of Beneficial Owner	Percent of Class (2)

Common	Michael Forster(3) 3873 Sequoia Drive San Luis Obispo, CA 93401	17,140,540	59.2%

Common	Gary D. Stanwyck (1) 3873 Sequoia Drive San Luis Obispo, CA. 93401	0	0%

Common	David J. Forster (2) 619 Camino Contento Arroyo Grande, CA. 93420	0	0%

Common	Louis Fox (4) 3873 Sequoia Drive San Luis Obispo, CA 93401	60,801	0.2%
	Includes all Officers and Directors of the Company As a group	17,201,341	59.4%

1	Gary D. Stanwyck is a Director of the Company.
2	David J. Forster is the President and a Director of the Company.
3	Michael Forster is the Chief Executive Officer and Chairman of the Company
4	Louis Fox is the Chief Financial Officer of the Company

Page - 29

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Except as set forth above, the Company has not entered into any transaction during the last two years and it has not proposed any transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

-	Any director or executive officer of the Company;
-	Any nominee for election as a director;
-	Any security holder named in the "Security Ownership of Certain Beneficial Owners and "management" section above; and
-	Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

Item 14.	Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed in fiscal years 2008 and 2007 for professional services rendered by the principal registered accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,900 and $7000, respectively.

 (2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 14(1) above were $16,450 and $18,250, respectively.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $2500 and $1250, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2008 and 2007 for products and services provided by the principal accountant, other than the services reported in Items 14(1) through 15(3) above were $6300 and $0, respectively.

(5) Audit Committee Approval

During fiscal year 2008 and 2007, the Audit Committee pre-approved all engagements and fees for services the principal registered accountant provided since it was formally formed. Prior to the formation of the Audit Committee, the entire Board functioned as the Audit Committee and pre-approved all engagements and fees for services the principal registered accountant provided.

Page - 30

PART IV

Item 15.	Exhibits.

(a)	Exhibits

EXHIBIT INDEX

Description of Document

Exhibit Number	Description

2.01	Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-SB filed on October 20, 2000.

2.02	Articles of Amendment to Articles of Incorporation of the Company filed with the Secretary of State of Utah on or about July, 1983

2.03	Articles of Amendment to Articles of Incorporation of the Company filed with the Secretary of State of Utah on September 10, 1993

2.04	By-Law of Company incorporated by reference to Exhibit 2.04 to the Company’s Annual Report on Form 10-SB filed on October 20, 2000.

Exhibit A	Articles of Amendment to Articles of Incorporation of the Company filed with the Secretary of State of Utah incorporated by reference as filed in the companies DEF 14C on November 8, 2006.

31.1	Certification by Louis Fox, Chief Financial Officer, pursuant to Section 302of the Sarbanes- Oxley Act of 2002

31.2	Certification by Michael Forster, Chief Executive Officer, pursuant to Section 302of the Sarbanes- Oxley Act of 2002

32.1	Certification by Louis Fox, Chief Financial Officer, pursuant to Section 906of the Sarbanes- Oxley Act of 2002

32.2	Certification by Michael Forster, Chief Executive Officer pursuant to Section 906of the Sarbanes- Oxley Act of 2002

Page - 31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-SAVE ENERGY COMPANY

Dated: March 25, 2009	By:	/s/ Michael Forster
Michael Forster Chief Executive Officer

Dated: March 25, 2009	By: /s/ Louis fox
Louis Fox, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 25, 2009	By:	/s/ David Forster
David Forster, President/ Director

Dated: March 25, 2009	By:	/s/ Gary D. Stanwyck
Gary D. Stanwyck, Director

Page - 32

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Michael Forster, Chief Executive Officer of Power-Save Energy Company, certify that:

                      I have reviewed this annual report on Form 10-K of Power-Save Energy Company;

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

                 (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

                 (c) Disclosed in this Report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.                   I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

Dated: March 25, 2009	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 33

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Louis Fox, Chief Financial Officer of Power-Save Energy Company, certify that:

                      I have reviewed this annual report on Form 10-K of Power-Save Energy Company;

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

                 (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

                 (c) Disclosed in this Report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.                   I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent functions):

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

Dated: March 25, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 34

EXHIBIT 32.1

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Power-Save Energy Company (the "Company") on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities & Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 25, 2009	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 35

EXHIBIT 32.2

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Power-Save Energy Company (the "Company") on Form 10-K for the fiscal year ended December 31, 2008 as filed with the Securities & Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 25, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 36