Form 10-Q
period 2009-03-31
POWER-SAVE ENERGY CO
filed 2009-05-05
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2009, the issuer had 28,956,884 shares of its common stock issued and outstanding.

Page - 1

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED MARCH 31, 2009

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements
Balance Sheet at March 31, 2009
Statement of Operations for the three ended March 31, 2009 and 2008
Statement of Cash Flows for the three months ended March 31, 2009 and 2008
Notes to Financial Statements

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

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

PART 1 - FINANCIAL INFORMATION

  POWER SAVE ENERGY COMPANY
BALANCE SHEET
AS OF  MARCH 31, 2009
Unaudited

ASSETS
Current Assets

Cash and Cash Equivalents	$375,438
Accounts receivable	662,037
Inventory	702,013
Prepaid expenses	289,641
Other current assets	40,935

Total current assets	2,070,064

Equipment, net of accumulated depreciation	52,976
Investments	60,000
Intangible assets, net of accumulated amortization	10,078
Other assets	28,705

Total assets	$2,221,823

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$98,938
Other current liability	125,520
Income taxes payable	8,571

Total current liabilities	233,029

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares	28,957
Authorized, 28,956,884 issued and outstanding
Additional paid-in-capital	1,292,914
Retained earnings	666,923

Total stockholders' equity	1,988,794

Total liabilities and stockholders' equity	$2,221,823

The accompanying notes are an integral part of these financial statements

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE ENDED MARCH 31, 2009 and 2008
Unaudited

	2009	2008

Revenue, net	$1,344,061	$654,807

Cost of sales
Merchandise	710,888	127,781
Other costs	61,525	24,833

Total cost of sales	772,413	152,614

Gross margin	571,648	502,193

Operating expenses
Advertising and promotion	136,808	41,674
Sales commissions	357,573	252,848
General and administrative	214,792	93,985

Total operating costs and expenses	709,173	388,507

Net income (loss) before provision for income taxes	(137,525)	113,686

Provision for (revovery of) income taxes	(40,512)	47,312

Net income (loss)	$(97,013)	$66,374

Earnings per common share:	$(0.003)	$0.002

Shares used in computing earnings per share	28,956,884	27,031,168

The accompanying notes are an integral part of these financial statements

 POWER SAVE ENERGY COMPANY.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income (loss)	$(97,013)	$66,373
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	2,317	532
Changes in operating assets and liabilities
( Increase) decrease in accounts receivable	283,016	15,578
( Increase) decrease in inventory	171,859	(303,168)
( Increase) in prepaid expenses	(213,113)	(50,000)
(Increase) in other assets	(40,935)
Increase in accounts payable and other liabilities	43,251	54,539
Increase (decrease) in taxes payable	(219,577)	11,465

Net cash provided (used) by operating activities	(70,195)	(204,681)

Cash flows from investing activities
Increase in equipment	(7,616)	(6,758)
Investments	(60,000)

Net cash provided (used) by investing activities	(67,616)	(6,758)

Cash flows from financing activities
Proceeds from sale of common stock		179,961

Net cash provided (used) by financing activities	0	179,961

Net increase (decrease) in cash and cash equivalents	(137,811)	(31,476)

Cash and cash equivalents at beginning of period	513,249	441,989

Cash and cash equivalents at end of period	$375,438	$410,513

Supplemental disclosure of cash flow information:

Income taxes paid	220,000	35,757

Interest Paid	0	564

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2009.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. As of March 31, 2009, the carrying cost of these instruments approximate their fair value.

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

Earnings Per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period.

Advertising

Advertising, promotion and marketing programs are charged to operations in the period incurred.

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS
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

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

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

Note 4 - Commitments and Contingencies

The Company entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.

The following is a schedule of minimum future rental payments:

Year Ending
December 31,
2009	$34,049
2010	46,482
2011	47,877
2012	49,313
2013	25,021

Total minimum future rental payments	$202,742

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of March 31, 2009. The balance due on the line of credit is $-0-.

Note 5 - Income Taxes
The provision for income taxes consists of the following:

	2009	2008
Federal income tax	$(32,026)	$36,735
State income tax	(8,486)	11,477

Total	(40,512)	46,852

Income taxes based on statutory tax rates are as follows

Federal income taxes	(46,758)	38,652
State income tax	(8,687)	10,050
Other	14,933	(1,850)

Total	$(40,512)	$46,852

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS
Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of March 31, 2009 is as follows:

Intangible assets, at cost	$12,510

Less - amortization allowed	2,432

$10,078

Note 7 - Common Stock

Private Placement
During the period ended June 30, 2008, the Company issued a total of 1,925,716 shares of restricted common stock in a private placement with net proceeds of $1,033,871 received by the Company. The company issued a warrant to the underwriter to purchase 75,078 share of restricted common stock at $.58 per share.  The Company intends to account for the fair value of the warrant as an expense of the private offering resulting in a charge directly to stockholders’ equity.  The Company estimates that the fair value of this warrant is approximately $109,853 ($ 1.46 Per Unit) using a Black-Scholes option pricing model.  The fair value of the warrant granted to the underwriter is estimated as of the date of grant using the following assumptions:  (I) expected volatility of 40%, (2) risk free interest rate of 2.75 % and (3) expected life of 2 years.

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

Page - 11

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

Revenue for the three months ended March 31, 2009 was $1,344,061. Revenue for the three months ended March 31, 2008 was $654,807. The increase over the three months ended March 31, 2008 was $689,254 (105%). Approximately 60% of the increase in revenue was attributable to the PS1200 power savings devices for home usage. Sales of Solar units accounted for approximately $290,000 of the increase. The Company introduced its solar product during the third quarter of 2008. The sale of solar units decreased in the first quarter compared to the third and fourth quarters of 2008 due to seasonal demand and the downturn in the economy in California southwestern areas of the United States. The gross profit for the three months ended March 31, 2009 was $571,648 compared to $502,193 for the three months ended March 31, 2008. This was an increase of $69,456 (13.8%). The gross profit margin for the three months ended March 31, 2009 was 42.5% compared to 76.7% for the three months ended March 31, 2008. Factors contributing to the decrease in gross profit margin are: (1) Increased sales through resellers which are sold at wholesale.  This is typical for the months between November and April due to a decrease in retail seasonal demand. (2) Sale of solar products which are sold in a more competitive market and is a material cost when renovating residences and commercial buildings.  Solar typically has a low gross profit margin at the Power-Save Solar price points retail and wholesale, and (3) Inventory was written down on solar products in inventory to reflect the current replacement cost. This write down to reflect lower replacement costs was approximately $70,000 which reduced the gross profit margin for the quarter by approximately 5%.

Advertising and marketing expense for the three months ended March 31, 2009 was $136,808 compared to $41,674 for the three months ended March 31, 2008. This is an increase of $95,134 (228%). Television advertising during the three months ended March 31, 2009 was $61,000 compared to $20,000 for the three months ended March 31, 2008, an increase of $41,000. In the first quarter of 2009, Power-Save commissioned the creation of a DRTV spot for its newly launched ES35 Kit.  Power-Save also launched test DRTV spots on National Cable Television accounting for the majority of the increase in marketing expense.  During the first quarter of 2009, the company completed the installation of a demonstration model of a solar paneled roof incorporating the solar panels as a component of the roof tile as an alternating to using a rack system and solar panels.  Power-Save Energy incorporated Open Energy solar tiles in this demonstration installation.  Power-Save intends to begin marketing solar tiles in 2009.  The cost of the model was $41,000.

Sales commissions for the three months ended March 31, 2009 were $357,573 compared to $252,848 for the three months ended March 31, 2008. This was an increase of $104,725 (41.4%). This was less than the increase of sales of the Company’s power saving devices since the Company increased sales through resellers.
Page - 12

General and administrative expenses for the three months ended March 31, 2009 were $214,792 compared to $93,985 for the three months ended March 31, 2008. This is an increase of $120,807 (159%).The following categories accounted for almost all of the increase in general and administrative expenses. (1) During the first quarter of 2009 officer compensation was $40,000, there was no compensation in the first quarter of 2008. (2) Credit and processing fees for internet and credit card sales increased by approximately $23,000in the first quarter of 2009 compared to 2008. (3) Warehouse and storage costs for the first quarter of 2009 were $18,000, there were comparable costs in 2008. (4) Professional fees during the first quarter of 2009 increased by $15,000 over the first quarter of 2008. (5) Travel and entertainment expense in the first quarter increased by $24,000 over the comparable period in 2008. All other general and administrative expenses had increases or decreases that were not material.

Liquidity and Capital Resources.
As of March 31, 2009 the current assets exceeded the current liabilities by $1,988,794. The Company has been able to generate sufficient funds from its current operations to fund its current level of activity.

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

Page - 13

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on its assessment, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page - 15

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

ITEM 1A. Risk Factors.
None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds .
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

POWER SAVE ENERGY COMPANY

Date: May 5, 2009	By /s/ Michael Forster
Michael Forster
Chief Executive Officer

Date: May 5, 2009	By /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 16

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Michael Forster, Chief Executive Officer of Power-Save Energy Company, certify that:

                I have reviewed this quarterly report on Form 10-Q of Power-Save Energy Company;

1.                Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2.                 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the period presented in this Report;

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

Dated: May 5, 2009	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 17

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Louis Fox, Chief Financial Officer of Power-Save Energy Company, certify that:

             I have reviewed this quarterly report on Form 10-Q of Power-Save Energy Company;

1.                Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2.           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

3.            Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the period presented in this Report;

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

                 ((a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: May 5, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 18

EXHIBIT 32.1

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company (the "Company") on Form 10-Q for the three months ended March 31, 2009 as filed with the Securities & Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 5, 2009	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 19

EXHIBIT 32.2

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company (the "Company") on Form 10-Q for the three months ended March 31, 2009 as filed with the Securities & Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 5, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 20