Form 10-Q
period 2009-06-30
POWER-SAVE ENERGY CO
filed 2009-08-13
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2009, the issuer had 28,956,884 shares of its common stock issued and outstanding.

Page - 1

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements
Balance Sheet at June 30, 2009
Statement of Operations for the three and six months ended June 30, 2009 and 2008
Statement of Cash Flows for the six months ended June 30, 2009 and 2008
Notes to Financial Statements

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

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

PART 1 - FINANCIAL INFORMATION

  POWER SAVE ENERGY COMPANY
BALANCE SHEET
AS OF JUNE 30, 2009
Unaudited

ASSETS
Current Assets

Cash and Cash Equivalents	$627,937
Accounts receivable	677,982
Inventory	446,882
Prepaid expenses	246,722
Other current assets	9,597

Total current assets	2,009,120

Equipment, net of accumulated depreciation	54,281
Investments	60,000
Intangible assets, net of accumulated amortization	9,869
Other assets	28,705

Total assets	$2,161,975

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$57,027
Income taxes payable	11,971

Total current liabilities	68,998

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares	28,957
Authorized, 28,956,884 issued and outstanding
Additional paid-in-capital	1,292,914
Retained earnings	771,106

Total stockholders' equity	2,092,977

Total liabilities and stockholders' equity	$2,161,975

The accompanying notes are an integral part of these financial statements

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008
Unaudited

	Six Months		Three Months
	2009	2008	2009	2008

Revenue, net	$2,896,807	$2,115,276	$1,552,746	$1,460,469

Cost of sales
Merchandise	1,194,434	394,777	483,546	266,996
Other costs	115,858	90,916	54,332	66,083

Total cost of sales	1,310,292	485,693	537,878	333,079

Gross margin	1,586,515	1,629,583	1,014,868	1,127,390

Operating expenses
Advertising and promotion	255,482	129,680	118,675	88,006
Sales commissions	807,676	546,164	450,103	293,316
General and administrative	521,962	312,787	307,170	218,802

Total operating costs and expenses	1,585,120	988,631	875,948	600,124

Net income (loss) before provision for income taxes	1,395	640,952	138,920	527,266

Provision for (recovery of) income taxes	(5,775)	193,989	34,737	146,677

Net income (loss)	$7,170	$446,963	$104,183	$380,599

Earnings per common share:
Basic	$0.000	$0.016	$0.004	$0.013
Diluted		$0.016		$0.013

Shares used in computing earnings per share
Basic	28,965,884	27,833,549	28,956,884	28,635,931
Diluted		27,949,863		28,868,549

The accompanying notes are an integral part of these financial statements

 POWER SAVE ENERGY COMPANY.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	2009		2008
Cash flows from operating activities
Net income (loss)	$7,170		$446,963
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	4,634		741
Stock based compensation expense			43,547
Changes in operating assets and liabilities
( Increase) decrease in accounts receivable	267,071		(228,489)
( Increase) decrease in inventory	426,990		(1,155,639)
( Increase) in prepaid expenses	(170,194)		(117,361)
(Increase) in other assets	(9,597)
Increase (decrease) in accounts payable liabilities	1,340		(10,827)
Increase (decrease) other liabilities	(125,520)
Increase (decrease) in taxes payable	(216,177)		158,142

Net cash provided (used) by operating activities	185,717		(862,923)

Cash flows from investing activities
Increase in equipment	(11,029)		(13,276)
Increase in security deposits			(28,705)
Investments	(60,000)

Net cash provided (used) by investing activities	(71,029	) )	(41,981)

Cash flows from financing activities
Proceeds from sale of common stock			1,033,871

Net cash provided (used) by financing activities	0		1,033,871

Net increase (decrease) in cash and cash equivalents	114,688		128,967

Cash and cash equivalents at beginning of period	513,249		441,989

Cash and cash equivalents at end of period	$627,937		$570,956

Supplemental disclosure of cash flow information:

Income taxes paid	220,000		35,747

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2009.

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

The Company manufactures, markets, and sells renewable energy and energy savings products.

The Company has evaluated subsequent events through August 3, 2009, Form 10Q was filed with the Securities and Exchange Commission on August 14, 2009, which is the date the financial statements were issued. No events have occurred subsequent to August 3, 2009 that require disclosure or recognition in these financial statements.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. As of June30, 2009, the carrying cost of these instruments approximate their fair value.

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

In 2009, the FASB issued Statement 165, Subsequent Events, which defines the period after the balance sheet date that subsequent events should be evaluated and provides guidance in determining if the event should be reflected in the current financial statements. Statement 165 also requires disclosure regarding the date through which subsequent events have been evaluated. The Company adopted the provisions of Statement 165 as of June 28, 2009. See Note 1

Note 4 - Commitments and Contingencies

The Company entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.

The following is a schedule of minimum future rental payments:

Year Ending
December 31,

2009	$22,699
2010	46,482
2011	47,877
2012	49,313
2013	25,021

Total minimum future rental payments	$191,392

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of June 30, 2009. The balance due on the line of credit is $-0-.

Note 5 - Income Taxes
The provision for income taxes consists of the following:

	2009	2008
Federal income tax	$(7,275)	$146,710
State income tax	1,500	47,179

Total	$(5,775)	$46,852

Income taxes based on statutory tax rates are as follows

Federal income taxes	$475	$215,000
State income tax	115	61,300
Other	(6,365)	(82,311)

Total	$(5,775)	$193,989

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS
Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of June 30, 2009 is as follows:

Intangible assets, at cost	12,510

Less - amortization allowed	2,641

9,869

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

Revenue for the six months ended June 30, 2009 was $2,896,087 compared to $2,115,276 for the six months ended June 30, 2008. This is an increase of $780,811 (37%). Approximately $500,000 of the increase was due to the sale of solar units and related products. The remaining increase was from the sale of electricity savings devices for homeowners. The sale of solar products was weak in the first six months in 2009 due to a weak selling period from January through April. In addition the United States is in a recession and this has caused a weakening in the housing markets, especially in California and the southwestern states were the company is located. Unemployment has also been very high in areas in which the company sells leaving less disposable income to purchase the company’s products.

The gross profit for the six months ended June 30, 2009 was $1,586,515 (55%) compared to $1,629,583 (77%) for the six months ended June 30, 2008. There are several reasons for the overall decrease in gross profits and gross profit margins: (1) Sale of solar products which are sold in a more competitive market and is a material cost when renovating residences and commercial buildings. Solar typically has a lower gross profit margin than the retail and wholesale gross profit on power savings devices , (2) Inventory was written down on solar products in inventory to reflect the current replacement cost. This writes down to reflect a lower replacement costs was approximately $70,000 which reduced the gross profit margin for the quarter by approximately 3%, (3) The gross profit margin on the power savings devices sold to wholesalers has decreased due to the increase in competition and the effects of the current recession.

Advertising and marketing expense for the six months ended June 30, 2009 was $255,482 compared to $129,680 for the six months ended June 30, 2008. This is an increase of $125,802 (97%). Television advertising during the six months ended June 30, 2009 was $98,000 compared to $82,000 for the six months ended June 30, 2008, an increase of $16,000. In the first half of 2009, Power-Save commissioned the creation of a DRTV spot for its newly launched ES35 Kit.  Power-Save also launched test DRTV spots on National Cable Television accounting for the majority of the increase in marketing expense.  During the first half of 2009, the company completed the installation of a demonstration model of a solar paneled roof incorporating the solar panels as a component of the roof tile as an alternating to using a rack system and solar panels.  Power-Save Energy incorporated Open Energy solar tiles in this demonstration installation.  Power-Save intends to begin marketing solar tiles in 2009.  The cost of the model was $41,000.

Page - 12

Sales commissions for the six months ended June 30, 2009 were $807,676 compared to $546,164 for the six months ended June 30, 2008. This was an increase of $261,512 (48%). The increase in commissions is due to an increase in sales to wholesale customers as opposed to internet sales.

General and administrative expenses for the six months ended June 30, 2009 were $521,692 compared to $312,787 for the six months ended June 30, 2008. This is an increase of $209,175 (67%). The major increases in general and administrative expenses included officer’s compensation of $145,000. There was no officer compensation in 2008. Rent expense for the six months ended June 30, 2009 was $26,000 compared to $6,000 for 2008. The Company leased its showroom and warehouse facilities in June of 2008. Professional fees, accounting and legal expenses increased to $60,000 from $40,000 and increase of $20,000. Travel expense for the six months ended June 30, 2009 increased by $48,000 over 2008 primarily for travel to trade shows, meeting with customer and overseas travel to meet with suppliers in Asia.

Liquidity and Capital Resources.
As of June 30, 2009 the current assets exceeded the current liabilities by $1,940,122. The Company has been able to generate sufficient funds from its current operations to fund its current level of activity.

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

Page - 13

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Page - 14

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceeding.
None.

ITEM 1A. Risk Factors.
None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds.
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

Page - 15

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER SAVE ENERGY COMPANY

Date: August 14, 2009	By /s/ Michael Forster
Michael Forster
Chief Executive Officer

Date: August 14, 2009	By /s/ Louis Fox
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

Dated: August 14, 2009	By: /s/ Michael Forster
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

Dated: August 14, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 18

EXHIBIT 32.1

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company (the "Company") on Form 10-Q for the three months ended June 30, 2009 as filed with the Securities & Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2009	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 19

EXHIBIT 32.2

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company (the "Company") on Form 10-Q for the three months ended June 30, 2009 as filed with the Securities & Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 20