Form 10-K/A
period 2008-12-31
POWER-SAVE ENERGY CO
filed 2009-10-20
CIK 922011

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A 1

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

Power-Save Energy Co. intends to aggressively market the product lines using television as it main advertisement channel. Power-Save will market the Power-Save product lines utilizing Direct Response Television Commercials played on cable TV across America. Power-Save will retain the services of a full service Call Center to take incoming orders as a result of the TV commercials. Power-Save will utilize PayPal Merchant services to accept payment for items and FedEx to ship products. Power –Save Energy Co. sells and ships its products to contractors who are wholesale customers of Power Save. Power Save is responsible for warehousing and shipping its product for all customers, both wholesale and retail.

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

Because we will be required to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning for the fiscal year ended December 31, 2007, our compliance with the SEC's rules concerning internal controls will not be costly, time-consuming ~~and~~ or difficult for us.

                The Sarbanes-Oxley Act of 2002, or "SOX," that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. Currently, the SEC's rules under Section 404 of SOX will require us to have our management attest to the adequacy of our internal controls in our annual report on Form 10-K for the year ended December 31, 2008. No member of our management has any experience in complying with Section 404. Furthermore, we have been advised by our independent registered public accounting firm that we will not be required to make substantial changes to our internal controls in order for our management to be able to attest that as of December 31, 2008, our internal controls are effective. Larger public companies which have been required to comply with Section 404 have encountered significant expenses, both from diversion of management time and attention, the acquisition of new computer software, the employing of additional personnel and training and third party internal controls consultants. While our business is not as sophisticated or complex as these larger companies, we anticipate it will not be time-consuming, costly ~~and~~ or difficult for us to develop and implement the internal controls necessary for our management to attest that our internal controls are effective as of December 31, 2008. We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2008. If our management is unable to attest that our internal controls are effective as of December 31, 2008, investors may react by selling our stock and causing its price to fall.

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

 RESULTS OF OPERATIONS: FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007

Revenue for the year ended December 31, 2008 was $5,963,483 compared to $2,309,907 for the year ended December 31, 2007. This is an increase of $3,653,575 (158%). Sales of the Company's PS1200 energy-savings product for homeowners and the introduction of two new products, the PS 3200 and PS 3400 for light commercial and industrial continued to increase in 2008, and, in July 2008, the Company introduced its solar products which accounted for over $1,000,000 in revenue. The gross profit for the year ended December 31, 2008 was $3,605,518 compared to $1,870,033 for the year ended December 31, 2007. This was an increase of $1,735,485 (93%). The gross profit percentage for all of 2008 was 60.5% compared to 80.1% for 2007. The decrease in gross profit percentage was the result of two factors: (1) the gross profit percentage from the solar energy products is lower than the gross profit percentage of the Power-Save home and commercial energy savings devices, and (2) the Company increased commercial sales through resellers which resulted in lower margins. The cost of sales includes the cost of the power savings products manufactured for the Company and solar products purchased from outside vendors. Other costs included in costs of goods sold are warehouse costs and shipping expenses.

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

Liquidity and Capital Resources

As of December 31, 2008, the current assets exceeded the current liabilities by $1,999,341. For the year ended December 31, 2007, the current assets exceeded the current liabilities by $444,088. The increase of $1,552,253 was a result of net income for the year ended December 31, 2008 of $591,039, proceeds from the issuance of common stock, less increase in investing activities of $74,482. The net increase in cash and cash equivalents for the year ended December 31, 2008 was $71,260. Net income and the proceeds of the sale of common stock totaling $1,624,910allowed to diversify its product line to include solar energy systems.  The Company used the proceeds from the sale of stock and income to increase inventory for the solar energy systems and increase accounts receivable. The increase in accounts receivable was primarily from the sale of solar energy systems, primarily to contractors.

The cash flow from operations based on the current level of revenue is positive. The Company does not have any current commitments for capital expenditures or other any other commitments that would result in a change in cash flow or cash requirements.

The Country is currently in a housing slump brought on by the recession and mortgage foreclosures. The Company’s products are directly related to the housing market and any prolonged slump could have an adverse effect on the financial condition of the Company. Legislation passed by the U.S. Congress provide for energy credits on products currently sold by the Company. When the Country starts to come out of the recession, this legislation could have a positive effect on products sold by the Company.

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
Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
POWER-SAVE ENERGY COMPANY

We have audited the accompanying balance sheets of Power-Save Energy Company as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Gruber & Company
Gruber & Company, LLC
Lake Saint Louis, Missouri

March 25, 2009

Page - 14

Power-Save Energy Company
Balance Sheet
December 31, 2008 and 2007

Current Assets	2008	2007
Cash and Cash Equivalents	$513,249	$441,989
Accounts receivable, net of allowance	945,053	46,423
Inventory	873,872	110,868
Prepaid expenses	76,528	10,000

Total current assets	2,408,702	609,280

Equipment, net of accumulated depreciation	47,469	5,689
Intangible assets, net of accumulated amortization	10,286	11,120
Other assets	28,705	-
Total assets	$2,495,162	626,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$55,687	$47,034
Other current liabilities	125,520	-
Income taxes payable	228,148	118,158

Total current liabilities	409,355	165,192

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares	28,957	27,031
Authorized, 28,956,884 and 27,031,168 issued and outstanding
Additional paid-in-capital	1,292,914	260,969
Retained earnings	763,936	172,897

Total stockholders' equity	2,085,807	460,897

Total liabilities and stockholders' equity	$2,495,162	$626,089

The accompanying notes are an integral part of these financial statements.

Page - 15

Power-Save Energy Company
Statements of Operations
For the Years ended December 31, 2008 and 2007

	2008	2007

Revenue	$5,963,483	$2,309,908

Cost of sales
Merchandise	2,099,095	400,092
Other costs	258,870	39,783

Total cost of sales	2,357,965	439,875
Gross margin	3,605,518	1,870,033

Operating expenses
Advertising and promotion	513,139	296,483
Sales commissions	1,196,102	655,558
General and administrative	1,034,401	465,096

Total operating costs and expenses	2,743,642	1,417,137
Net income (loss) before provision for income taxes	861,876	452,896

Provision for income taxes	270,837	118,158
Net income (loss)	$591,039	$334,738
Earnings per common share:
Basic	$.02	$.01
Diluted	$.02	N/A
Shares used in computing earnings per share
Basic	28,395,217	27,031,168
Diluted	28,412,250	N/A

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The Company reviews its accounts receivable by aging category to identify significant customers or invoices with known disputes or collectibility issues. For those invoices not specifically reviewed, the Company provides reserves based on the age of the receivable. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The Company also considers historical levels of credit losses and current economic trends that might impact the level of future credit losses. When the Company determines that amounts are uncollectible they are written off against the allowance.

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

Page - 19

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

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the year ended December 31, 2008 and 2007.

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

Page - 20

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

Page - 21

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

Page - 22

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

$10,286

Page - 23

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Note 7 - Common Stock

Private Placement

During the period ended June, 2008, the Company issued a total of 1,925,716 shares of restricted common stock in a private placement with net proceeds of $1,033,871 received by the Company. The company issued a warrant to the underwriter to purchase 75,078 share of restricted common stock at $.58 per share.  The Company recorded the fair value of the warrant as an expense of the private offering resulting in a charge directly to stockholders’ equity.  The Company estimates that the fair value of this warrant is approximately$109,853 ($ 1.46 Per Unit) using a Black-Scholes option pricing model.  The fair value of the Private Placement warrant granted to the underwriter is estimated as of the date of grant using the following assumptions:  (I) expected volatility of 40%, (2) risk free interest rate of 2.75 % and (3) expected life of 2 years.

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

Page - 24

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
Gary D. Stanwyck, Director

Page - 32

EXHIBIT 31.1

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael Forster  , certify that:

1. I have reviewed this annual report on Form 10-K for the quarter ending December 31, 2008 of Power-Save Energy Company;

2. Based on my knowledge, this annualreport does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 25, 2009	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 33

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Louis Fox  , certify that:

1. I have reviewed this annual report on Form 10-K for the yearending December 31, 2008 of Power-Save Energy Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: March 25, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 34

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Power-Save Energy Company. (the “Company”) on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Power-Save Energy Company. (the “Company”) on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Louis Fox,   Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 25, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 36