Form 10-Q/A
period 2009-06-30
POWER-SAVE ENERGY CO
filed 2009-10-20
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

Large accelerated filer ¨	Accelerated filer ♦
Non-accelerated filer ¨	Smaller reporting company X

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

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

PART 1 - FINANCIAL INFORMATION

  POWER SAVE ENERGY COMPANY
BALANCE SHEET
AS OF JUNE 30, 2009
Unaudited

	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets

Cash and Cash Equivalents	$627,937	$513,249
Accounts receivable	677,982	945,053
Inventory	446,882	873,872
Prepaid expenses	246,722	76,528
Other current assets	9,597	-

Total current assets	2,009,120	4,408,702

Equipment, net of accumulated depreciation	54,281	47,469
Investments	60,000	-
Intangible assets, net of accumulated amortization	9,869	10,286
Other assets	28,705	28,705

Total assets	$2,161,975	$2,495,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable	$57,027	$55,687
Income taxes payable	11,971	228,148
Other Current Liablilities	-	125,520
Total current liabilities	68,998	409,355

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares	28,957	28,957
Authorized, 28,956,884 issued and outstanding
Additional paid-in-capital	1,292,914	1,292,914
Retained earnings	771,106	763,936

Total stockholders' equity	2,092,977	2,085,807

Total liabilities and stockholders' equity	$2,161,975	$4,495,162

The accompanying notes are an integral part of these financial statements

Page - 3

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2008
Unaudited

	Six Months		Three Months
	2009	2008	2009	2008

Revenue	$2,896,807	$2,115,276	$1,552,746	$1,460,469

Cost of sales
Merchandise	1,194,434	394,777	483,546	266,996
Other costs	115,858	90,916	54,332	66,083

Total cost of sales	1,310,292	485,693	537,878	333,079

Gross margin	1,586,515	1,629,583	1,014,868	1,127,390

Operating expenses
Advertising and promotion	255,482	129,680	118,675	88,006
Sales commissions	807,676	546,164	450,103	293,316
General and administrative	521,962	312,787	307,170	218,802

Total operating costs and expenses	1,585,120	988,631	875,948	600,124

Net income (loss) before provision for income taxes	1,395	640,952	138,920	527,266

Provision for (recovery of) income taxes	(5,775)	193,989	34,737	146,677

Net income (loss)	$7,170	$446,963	$104,183	$380,599

Earnings per common share:
Basic	$0.00	$0.02	$0.00	$0.01
Diluted		$0.02		$0.01

Shares used in computing earnings per share
Basic	28,965,884	27,833,549	28,956,884	28,635,931
Diluted		27,949,863		28,868,549

The accompanying notes are an integral part of these financial statements

Page - 4

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

Page - 5

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

Page - 6

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

Page - 7

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

Page - 8

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

Page - 9

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

Page - 10

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

Revenue for the three months ended June 30, 2009 was $1,552,746 compared to $1,460,469 for the three months ended June 30, 2008. This was an increase of $92,277 or 6.3%. Sale of solar and solar related products for the quarter ended June 30, 2009 was approximately $252,000. The Company introduced these products in the third quarter of 2009 and so there were no comparable sales in 2008. Sales of the electrical savings devices for the quarter ended June 30, 2009 decreased by approximately $160,000 from the comparable three months ended June 30, 2008. The decrease was due to weakness in the economy and the housing market. The Company’s primary markets are in California and the southwestern states where both unemployment and the housing market are among the weakest in the country.

Gross profit for the three months ended June 30, 2009 was $1,014,868 compared to $1,127,390 for the three months ended June 30, 2008. This was a decrease of $112,522 or 10%. The gross profit margin for the three months ended June 30, 2009 was 65% compared to a gross profit margin for the three months ended June 30, 2008. There are several factors that have caused the overall gross profit and gross profit margin to decline. Solar products are sold in a competitive market and are a material cost when renovating residences and commercial buildings. Solar products typically have a lower gross profit margin than the retail and wholesale gross profit on power savings devices. There has also more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company and solar products purchased from outside vendors. Other costs included in costs of goods sold are warehouse costs and shipping expenses.

Advertising and marketing expense for the three months ended June 30, 2009 was $118,675 compared to $88,006 for the three months ended June 30, 2008. This is an increase of $30,669. Television advertising during the three months ended June 30, 2009 was $37,000 compared to $62,000 for the three months ended June 30, 2008, a decrease of $25,000. In the first quarter of 2009, Power-Save commissioned the creation of a DRTV spot for its newly launched ES35 Kit. Power-Save also launched test DRTV spots on National Cable Television. Marketing expenses during the quarter ended June 30, 2009 prepared for additional marketing on DRTV and Cable Television.

Sales commissions for the three months ended June 30, 2009 were $450,103 compared to $293,316 for the three months ended June 30, 2008. This was an increase of $156,787 (53%).

General and administrative expenses for the three months ended June 30, 2009 were $307,170 compared to $218,802 for the three months ended June 30, 2008. This is an increase of $88,368 (40%). The major increases in general and administrative expenses included officer’s compensation of $105,000. There was no officer compensation in 2008. Rent expense for the three months ended June 30, 2009 was $16,282 compared to $6,320 for 2008. The Company leased its showroom and warehouse facilities in June of 2008. Professional fees, accounting and legal expenses increased to $29,950 from $12,000 and increase of $17,950. Travel expense for the three months ended June 30, 2009 increased by $24,000 over 2008 primarily for travel to trade shows, meeting with customer and overseas travel to meet with suppliers in Asia. Credit processing and collection fees for three months ended June 30, 2009 increased by approximately $13,000 over the three months ended June 30, 2009. License fees, consulting, printing and other miscellaneous administrative expenses decreased by approximately $23,000 for the quarter ended June 30, 2009. In 2008, the Company recorded a stock option expense of $43,500. The options were subsequently cancelled.

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

EXHIBIT 31.1

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael Forster  , certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending June 30, 2009 of Power-Save Energy Company;

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

EXHIBIT 31.2

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Louis Fox  , certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending June 30, 2009 of Power-Save Energy Company;

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
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company. (the “Company”) on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company. (the “Company”) on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Louis Fox, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2009	By: /s/ Louis Fox
Lewis Fox
Chief Financial Officer

Page - 20