Form 10-Q
period 2009-09-30
POWER-SAVE ENERGY CO
filed 2009-11-13
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐          No    ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2009, the issuer had 28,956,884 shares of its common stock issued and outstanding.

Page - 1

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements

Balance Sheet at September 30, 2009

Statement of Operations for the three and nine months ended September 30, 2009 and 2008

Statement of Cash Flows for the nine months ended September 30, 2009 and 2008

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

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

PART 1 - FINANCIAL INFORMATION

  POWER SAVE ENERGY COMPANY
BALANCE SHEET
AS OF SEPTEMBER 30, 2009
Unaudited
	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	$447,209	$513,249
Accounts receivable	376,682	945,053
Inventory	428,284	873,872
Prepaid expenses	164,065	76,528
Federal income taxes recoverable	162,600
Deferred tax asset	46,000
Other current assets	9,597	-
Total current assets	1,634,437	2,408,702

Equipment, net of accumulated depreciation	55,235	47,469
Intangible assets, net of accumulated amortization	9,661	10,286
Other assets	28,705	28,705
Total assets	$1,728,038	$2,495,162
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$54,473	$55,687
Income taxes payable		228,148
Other Current Liabilities	-	125,520
Total current liabilities	54,473	409,355
Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares	28,957	28,957
Authorized, 28,956,884 issued and outstanding
Additional paid-in-capital	1,292,914	1,292,914
Retained earnings	351,694	763,936
Total stockholders' equity	1,673,565	2,085,807
Total liabilities and stockholders' equity	$1,728,038	$2,495,162

The accompanying notes are an integral part of these financial statements

Page - 3

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
Unaudited

	NINE MONTHS		THREE MONTHS
	2009	2008	2009	2008
Revenue	$4,014,046	$4,628,772	$1,117,239	$2,513,496

Cost of sales
Merchandise	1,743,279	1,468,936	548,845	1,074,159
Other costs	174,855	184,974	58,997	94,058
Total cost of sales	1,918,134	1,653,910	607,842	1,168,217

Gross margin	2,095,912	2,974,862	509,397	1,345,279

Operating expenses
Advertising and promotion	406,443	361,496	150,961	231,816
Sales commissions	1,133,743	883,888	326,067	337,724
General and administrative	1,125,743	612,374	603,781	299,587
Total operating costs and expenses	2,665,929	1,857,758	1,080,809	869,127

Net income (loss) before provision for income taxes and other income (expenses)	(570,017)	1,117,104	(571,412)	476,152
Investment (loss)	(60,000)		(60,000)
Net income (loss) before provision for income taxes	(630,017)	1,117,104	(631,412)	476,152
Provision for (recovery of) income taxes	(217,774)	359,689	(211,999)	165,700
Net income (loss)	$(412,243)	$757,415	$(419,413)	$310,452

Earnings per common share:
Basic	$(0.01)	$0.03	$(0.01)	$0.01
Diluted		$0.03		$0.01

Shares used in computing earnings per share
Basic	28,956,884	28,207,994	28,956,884	28,956,884
Diluted		28,381,245		29,303,386

The accompanying notes are an integral part of these financial statements

\
Page - 4

 POWER SAVE ENERGY COMPANY.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income (loss)	$(412,243)	$757,415
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	8,074	2,582
Stock based compensation expense		134,600
Changes in operating assets and liabilities
( Increase) decrease in accounts receivable	568,371	(1,040,142)
( Increase) decrease in inventory	445,589	(958,094)
( Increase) in prepaid expenses	(87,537)	(109,444)
( Increase) in other current assets	(9,597)
( Increase) in income taxes recoverable	(162,600)
(Increase) in deferred taxes	(46,000)
Increase (decrease) in accounts payable and other liabilities	(1,214)	16,928
Increase (decrease) in taxes payable	(228,148)	198,842
Increase (decrease) in other liabilities	(125,520)
Net cash provided (used) by operating activities	(50,825)	(997,313)

Cash flows from investing activities
Increase in equipment	(15,215)	(13,276)
Increase in security deposit		(28,705)
Net cash provided (used) by investing activities	(15,215)	(41,981)

Cash flows from financing activities
Issuance of common stock		1,033,871
Net cash provided (used) by financing activities		1,033,871

Net increase (decrease) in cash and cash equivalents	(66,040)	(5,423)

Cash and cash equivalents at beginning of period	513,249	441,989

Cash and cash equivalents at end of period	$447,209	$436,566

Supplemental disclosure of cash flow information:
Income taxes paid	$160,747

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended December 31, 2008 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2009.

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

The Company has evaluated subsequent events through November 10, 2009. Form 10Q was filed with the Securities and Exchange Commission on November 11, 2009, which is the date the financial statements were issued. No events have occurred subsequent to November 10, 2009 that requires disclosure or recognition in these financial statements.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. As of September30, 2009, the carrying cost of these instruments approximate their fair value.

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

Page - 6

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Intangible Assets

In accordance with FASB ASC Topic regarding "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Revenue Recognition

Revenue is recognized in accordance with FASB ASC Topic regarding "Revenue Recognition in Financial Statements". The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Company is responsible for warehousing and shipping the merchandise.

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

The Company accounts for its stock-based compensation in accordance with FASB ASC Topic regarding, "Share-Based Payment.   The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There are no stock options outstanding.

Income Taxes

Income taxes are accounted for in accordance with FASB Topic, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

FASB ASC Topic “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period.

Advertising

Advertising, promotion and marketing programs are charged to operations in the period incurred.

Segmented Information

Management has determined that the Company operates in one dominant industry segment. Additional segment disclosure requirements will be evaluated as it expands its operations.

Page - 7

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

Website Development Costs

The Company accounts for website development costs in accordance with FASB ASC Topic regarding “Website Development Costs”.   Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with FASB ASC Topic regarding “Website Development Costs which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred.

Note 3 – Recently issued accounting pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•            FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

•            FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

•            FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

•            FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

Page - 8

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

•            FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•            FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

  FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.
Note 4 - Commitments and Contingencies

The Company entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.

The following is a schedule of minimum future rental payments:
Year Ending December 31,

2009	$11,350
2010	46,482
2011	47,877
2012	49,313
2013	25,021

Total minimum future rental payments	$180,043

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of September  30, 2009. The balance due on the line of credit is $-0-.

Note 5 - Income Taxes

The provision for income taxes consists of the following:
	2009	2008
Federal income tax	$(217,774)	$261,710
State income tax		97,979
Total	$(217,774)	$359,689

Income taxes based on statutory tax rates are as follows

Federal income taxes	$(214,205)	$379,800
State income tax	(55,441)	94,000
Other	51,872	(114,111)
Total	$(217,774)	$359,689

Page - 9

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS
Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of September 30, 2009 is as follows:

Intangible assets, at cost	12,510

Less - amortization allowed	2,849

9,661

Note 7 - Subsequent Events Review

The Company has evaluated all subsequent events through November 12, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. No recognized or unrecognized events require disclosure as significant subsequent events.

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

Page - 11

 Recent accounting pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

•            FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

•            FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

•            FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

•            FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

•            FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

•            FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Page - 12

  Three Months Ended September 30, 2009 compared to 2008

Revenue for the three months ended September 30, 2009 was $1,117,239 compared to $2,513,496 for the three months ended September 30, 2008. This was a decrease of $1,396,257 or 55%. Sale of solar and solar related products for the quarter ended September 30, 2008, were approximately $1,000,000. During the three months ended September 30, 2009 sales from solar and related products were negligent. The decrease was due to lack of new construction and home improvements as a result of the recession, particularly in California. Sales to electricians and wholesale clients were also weak. In prior quarters, they would purchase multiple units, but during the current period they reduced their inventories and purchased products only when needed for installation. Retail sales of the Company’s power savings devices have remained steady at levels with the preceding quarter.

Gross profit for the three months ended September 30, 2009 was $509,397 compared to $1,345,279 for the three months ended September 30, 2008. This was a decrease of $835,885 or 62%. The gross profit margin for the three months ended September 30, 2009 was 46% compared to a gross profit margin for the three months ended September 30, 2008 of 53%. There are several factors that have caused the overall gross profit and gross profit margin to decline. Solar products are sold in a competitive market and are a material cost when renovating residences and commercial buildings. Solar products typically have a lower gross profit margin than the retail and wholesale gross profit on power savings devices. There has also more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company and solar products purchased from outside vendors. Other costs included in costs of goods sold are warehouse costs and shipping expenses.

Advertising and marketing expense for the three months ended September 30, 2009 was $150,961 compared to $231,816 for the three months ended September 30, 2008. This is a decrease of $80,855. The Company reduced its television advertising during the three months ended September 30, 2009 as the sale of solar products declined. In the three months ended September 30, 2008, the Company introduced its solar products and advertised heavily during the period. The Company continues to advertise it energy savings devices.

Sales commissions for the three months ended September 30, 2009 were $326,067 compared to $337,724 for the three months ended September 30, 2008. This was a decrease of $11,657 (3%). Commissions are based primarily on retail rates and wholesale rates without discounts. During the period ended September 30, 2009, the decrease in retail sales was minor.

General and administrative expenses for the three months ended September 30, 2009 were $603,781 compared to $299,587 for the three months ended September 30, 2008. This is an increase of $304,194 (101%). The major increases in general and administrative expenses included officer’s compensation of $135,000. There was no officer compensation in 2008. During the three months ended September 30, 2009 the Company recorded bad debt expense of $154,528 where previously no provision was required. The provision was directly related to contractors installing solar products. The Company has since tightened its credit requirements for the purchase of solar units. Other general and administrative expenses including consulting, printing and production expenses decreased by $68,106 in the three months ended September 30, 2009 compared to 2008. In 2008, the Company issued stock options that were subsequently cancelled. The expense for the three months ended September 30, 2008 was $47,506. Occupancy expense for the three months ended September 30, 2009 increased by $15,815. Travel expense for the three months ended September 30, 2009approximately $160,000. The president of the Company traveled extensively meeting with manufacturers, and clients.

In January 2009, the Company made an investment of $60,000 in a contractor involved with the installation of solar energy products, primarily for residential customers. In September, the Company determined that the value of its investment should be written off.

Due to the losses during the period the Company has recorded a recovery of Federal income taxes in the amount of $210,700. The Company will carry back any net operating loss to recover taxes paid in prior periods.

Nine Months Ended September 30, 2009 compared to 2008

Revenue for the nine months ended September 30, 2009 was $4,014,046 compared to $4,628,772 for the nine months ended September 30, 2008. This was a decrease of $614,726 or 13%. Sale of solar and solar related products for the nine months ended September 30, 2008, were approximately $1,000,000. During the nine months ended September 30, 2009 sales from solar and related products were approximately $400,000. The decrease was due to lack of new construction and home improvements as a result of the recession, particularly in California. Sales to electricians and wholesale clients were also weak. In prior periods, they would purchase multiple units, but during the current period they reduced their inventories and purchased products only when needed for installation. Retail sales of the Company’s power savings devices have remained steady.

Gross profit for the nine months ended September 30, 2009 was $2,095,912 compared to $2,974,864 for the nine months ended September 30, 2008. This was a decrease of $878,952 or 29%. The gross profit margin for the nine months ended September 30, 2009 was 52% compared to a gross profit margin for the nine months ended September 30, 2008 of 64%. There are several factors that have caused the overall gross profit and gross profit margin to decline. Solar products are sold in a competitive market and are a material cost when renovating residences and commercial buildings. Solar products typically have a lower gross profit margin than the retail and wholesale gross profit on power savings devices. There has also more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company and solar products purchased from outside vendors. Other costs included in costs of goods sold are warehouse costs and shipping expenses. In addition, during the first quarter of 2009, the Company wrote down the value of its solar inventory by approximately $70,000 to net realizable value decreasing gross profit margins by approximately 2%

Page - 13

Advertising and marketing expense for the nine months ended September 30, 2009 was $406,443 compared to $361,496 for the nine months ended September 30, 2008. This is an increase of $44,947. The Company reduced its television advertising during the three months ended September 30, 2009 as the sale of solar products declined. In the three months ended September 30, 2008, the Company introduced its solar products and advertised heavily during the period. The Company continues to advertise it energy savings devices. . During the first quarter of 2009, the company completed the installation of a demonstration model of a solar paneled roof incorporating the solar panels as a component of the roof tile as an alternating to using a rack system and solar panels. Power-Save Energy incorporated Open Energy solar tiles in this demonstration installation. Power-Save intends to begin marketing solar tiles in 2009.The cost of the model was $41,000.

Sales commissions for the nine months ended September 30, 2009 were $1,133,743 compared to $883,888 for the nine months ended September 30, 2008. This was an increase of $249,855 (28%). Commissions are based primarily on retail rates and wholesale rates without discounts.

General and administrative expenses for the nine months ended September 30, 2009 were $1,125,743 compared to $612,374 for the nine months ended September 30, 2008. This is an increase of $513,369 (84%). The major increases in general and administrative expenses included officer’s compensation of $280,000. There was no officer compensation in 2008. During the nine months ended September 30, 2009 the Company recorded bad debt expense of $154,528 where previously no provision was required. The provision was directly related to contractors installing solar products. The Company has since tightened its credit requirements for the purchase of solar units. Other general and administrative expenses including consulting, printing and production expenses decreased by $96,460 in the =nine months ended September 30, 2009 compared to 2008. In 2008, the Company issued stock options that were subsequently cancelled. The expense for the nine months ended September 30, 2008 was $91,053. Occupancy expense for the three months ended September 30, 2009 increased by $41,610. Travel expense for the nine months ended September 30, 2009 increased by approximately $207,000. The president of the Company traveled extensively meeting with manufacturers, and clients.

In January 2009, the Company made an investment of $60,000 in a contractor involved with the installation of solar energy products, primarily for residential customers. In September, the Company determined that the value of its investment should be written off.

Due to the losses during the period the Company has recorded a recovery of Federal income taxes in the amount of $217,000. The Company will carry back any net operating loss to recover taxes paid in prior periods. A recovery of state income taxes will be carried forward due to a change in the California tax laws.

Liquidity and Capital Resources.
As of September 30, 2009 the current assets exceeded the current liabilities by $1,579,964. Excluding one time non recurring items, the Company has been able to generate sufficient funds from its current operations to fund its current level of activity.

Page - 14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investors should consider each of the following risk factors and the other information in this Quarterly Report, including Power-Save’s financial statements and the related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on Power-Save’s business. Additional risks and uncertainties not presently known to the Company or which the Company currently considers to be immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business and financial results could be harmed. In that case, the trading price of Power-Save’s Common Stock could decline.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow  timely decisions regarding disclosure.

Page - 15

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Page - 16

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceeding.

On October 27, 2009, the Company filed a lawsuit against Ray Baxter, Daniel Acosta, Scott Francis and Arizona Power-Save L.C. for breach of contract.  The Company alleges the Defendants owe the Company $296,750.00 from renewable energy products sold to Defendants. As of the date of this filing, the Defendants have not yet been served.

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

Page - 17

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER SAVE ENERGY COMPANY

Date: November 11, 2009	By /s/ Michael Forster
Michael Forster
Chief Executive Officer

Date: November 11, 2009	By /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 18

EXHIBIT 31.1

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael Forster, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending September 30, 2009 of Power-Save Energy Company;

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

Dated: November 11, 2009	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 19

EXHIBIT 31.2

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Louis Fox, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending September 30, 2009 of Power-Save Energy Company;

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

Dated: November 11, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 20

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company, (the “Company”) on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 11, 2009	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 21

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company, (the “Company”) on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Louis Fox, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 11, 2009	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 22