Form 10-K
period 2009-12-31
POWER-SAVE ENERGY CO
filed 2010-04-07
CIK 922011

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
Yes ☐ No ☒

Revenue for the fiscal year ended December 31, 2009 is $4,701,881 the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of December 31, 2009 amounted to $4,438,936.

The number of shares outstanding of each of the registrant's classes of common stock as of December 31, 2009 was 28,956,884 shares.

Page - 1

DOCUMENTS INCORPORATED BY REFERENCE

In this report, references to “we”, “us” or “our” collectively refer to Power Save Energy Company.

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

The Company has two full time employees. We currently have 7 sales repesentatives.

Item 1A.	Risk Factors.

RISKS RELATED TO OUR BUSINESS

We currently depend on the services of Mr. Forster as our key employee; the loss of Mr. Forster's services would adversely affect our business. Our future growth will be limited if we cannot successfully attract and retain employees with the expertise required for our business.

                 Mr. Forster is our key employee. We intend to retain a small employee base while we transition from a development company to an operating company. As a result, we are highly dependent on Mr. Forster's services. The loss of Mr. Forster would have a significant impact on our operations. Our future success will depend in part on our ability to retain Mr. Forster.
Page - 4

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

Page - 5

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

Page - 6

The market price of our securities could be adversely affected by sales of registered and restricted securities.

                 Actual sales or the prospect of future sales of shares of our common stock under Rule 144 may have a depressive effect upon the price of, and market for, our common stock. As December 31, 2009, 28,956,884 shares of our common stock were issued and outstanding. Of such issued and outstanding shares, 20,063,902 are currently "restricted securities." In addition, the balance of the outstanding shares under some circumstances may, in the future, be under a registration under the Securities Act of 1933, as amended, or the "Securities Act," or in compliance with Rule 144 adopted under the Securities Act. In general, under Rule 144, subject to the satisfaction of other conditions, a person who has beneficially owned restricted shares of common stock for at least one year is entitled to sell, within any three month period, a number of shares that:

•	does not exceed the greater of 1% of the total number of outstanding shares of the same class; or
•	if the common stock is quoted on NASDAQ or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.

                 A person who presently is not and who has not been one of our affiliates for at least three months immediately preceding a sale and who has beneficially owned the shares of common stock for at least two years is entitled to sell these shares under Rule 144 without regard to any of the volume limitations described above. We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing prices for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

Because we will be required to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning for the fiscal year ended December 31, 2009, our compliance with the SEC's rules concerning internal controls will not be costly, time-consuming or difficult for us.

                 The Sarbanes-Oxley Act of 2002, or "SOX," that became law in July 2002 requires changes in some of our corporate governance, public disclosure and compliance practices. Currently, the SEC's rules under Section 404 of SOX will require us to have our management attest to the adequacy of our internal controls in our annual report on Form 10-K for the year ended December 31, 2009. No member of our management has any experience in complying with Section 404. Furthermore, we have been advised by our independent registered public accounting firm that we will not be required to make changes to our internal controls in order for our management to be able to attest that as of December 31, 2009, our internal controls are effective. Larger public companies which have been required to comply with Section 404 have encountered significant expenses, both from diversion of management time and attention, the acquisition of new computer software, the employing of additional personnel and training and third party internal controls consultants. We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during the fiscal year 2010. If our management is unable to attest that our internal controls are effective as of December 31, 2009, investors may react by selling our stock and causing its price to fall.

Page - 7

Our common stock is traded on the OTC Bulletin Board, which may be detrimental to investors.

                 Our common stock is currently traded on the OTC Bulletin Board, ticker symbol “PWSV”. Stocks traded on the OTC Bulletin Board generally have limited trading volume and exhibit a wide spread between the bid and ask quotation. Accordingly, you may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

Market for Common Stock

The common stock of this Issuer is now quoted Over the Counter on the Bulletin Board ("OTCBB") (Symbol PWSV). We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. Even so, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided during the fiscal years 2009 and 2008:

Twelve months Ended December 31, 2009	High	Low
October 1, 2009 — December 31, 2009	$0.33	0.17
July 1, 2009 — September 30, 2009	0.55	0.27
April 1, 2009— June 30, 2009	0.75	0.26
January 1, 2009 — March 31, 2009

Twelve months Ended December 31, 2008	High	Low
October 1, 2008 — December 31, 2008	$1.78	1.00
July 1, 2008 — September 30, 2008	2.85	1.64
April 1, 2008— June 30, 2008	3.45	0.99
January 1, 2008 — March 31, 2008	3.15	0.25

The source of this information for fiscal year 2009 and 2008 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

               (b) Holders
As of December 31, 2009, there were approximately 350 stockholders of record of the Company's Common Stock. The number does not include beneficial owners who held shares at broker/dealers in "street name"

               (c) Dividends
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

Page - 8

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

RESULTS OF OPERATIONS: FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008

Revenue for the year ended December 31, 2009 was $4,701,881 compared to $5,963,483 for the year ended December 31, 2008. This was decrease of $1,261,602 (21%).Sales of the Company’s solar and solar related products decreased by approximately $1,000,000 in 2009 accounting for approximately 80% of the decrease. The Company recognized that the ability of the customer to finance solar energy projects during 2009 was very limited and caused this decrease. The Company is exploring projects that will reduce some of the burden on homeowners to increase residential solar energy and commercial and municipal projects where funding may be available. Sales also decreased for the Company’s energy saving devices for residential and commercial clients. The weakness in home construction and home improvements, particularly in California and the southwestern part of the United States reduced demand for the Company’s products. Sales to wholesale clients and electricians were also weak in 2009. The Company expects the economy to improve which should result in small but steady increases in revenue.

Gross profit for the year ended December 31, 2009 was $2,442,051 compared to $3,605,518 for the year ended December 31, 2008.This was a decrease of $1,163,467(32%). The gross profit margin decreased to 51% from 60%. The decrease in sales of 21% accounted for $244,328 of the decrease. In January 2009 the Company wrote down the solar inventory by approximately $70,000 to reflect the lower replacement cost of the inventory. There are several factors that caused the overall gross profit margin to decline by approximately $850,000. There was a decrease in the gross profit margins in the wholesale market due to increased competition. Solar products have a much lower gross profit margin than the Company’s power savings devices which decreased the overall gross profit. The costs of goods sold included the cost of the products purchased and warehouse and shipping costs. The decline in the later costs was marginal in 2009.

Advertising and marketing expense for the year ended December 31, 2009 was $486,842 compared to $513,139 for the year ended December 31, 2008. This was a decrease of $26,297 (5%). The Company continued to market its home and commercial power savings devices through television and internet advertising, but reduced the frequency during the year due to the weakness in the economy.

Sales commissions for the year ended December 31, 2009 was$1,353,376 compared to $1,196,102 for year ended December 31, 2008. This was an increase of $157,274(13%). Commissions are based primarily on retail sales and wholesale rates without giving account for discounts by the Company.

General and administrative expenses for the year ended December 31, 2009 were $1,409,445 compared to $1,034,401 for the year ended December 31, 2008; an increase of $373,044.Nonrecurring items included in general and administrative expenses was a judgment against the Company in 2008 of $125,520. The Company did not have a comparable expense in 2009. The following general and administrative expense increased in 2009 from 2008. Officers’ compensation was $340,000 in 2009 compared to $60,000 in 2008. Compensation started in October 2008, allowing the Company to reduce expenses during its development and early operating stage. Collection costs including bank fees and bad debt expense was $274,979 in 2009 compared to $216,596 in 2008, an increase of $58,383 as a result of the recession in 2009. Professional fees including accounting, legal, and consulting fees for 2009 were $133,299 compared to $186,217 in 2008. Occupancy and office expense in 2009 was $156,561 compared to $178,865 in 2008. Travel expense in 2009 was $419,763 compared to $148,537. The president of the Company traveled extensively meeting with corporations, municipalities and manufacturers related to potential solar projects both in and outside the United States.

In January the Company invested $60,000 in a company which installs solar energy for the housing and commercial projects. The company located in Arizona was losing money in excess of all investments and the company wrote off the investment.

Page - 9

In 2009 the Company incurred and operating loss and recorded a recovery of federal income taxes of $293,118. The Company has filed to carry back the loss to recover taxes paid in prior years. In 2008, the Company had a provision for federal and state income taxes of $270,837.

Liquidity and Capital Resources

As of December 31, 2009 the current assets exceeded the current liabilities by $1,419,303.

Recent Accounting Pronouncements

·            FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

·            FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”.  In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements

·            FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

Page - 10

·            FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “ Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" , which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

·            FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

·            FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “ Fair Value Measurements and Disclosures ”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

Page - 11

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

The information required by this item is incorporated by reference to pages F-1 through F-11 of this annual report on Form 10-K.

Page - 12

Page - 13

Gruber & Company, LLC

Certified Public Accountant	Telephone (636)561-5639
121 Civic Center Drive, Suite 125	Fax (636)561-0735
Lake Saint Louis, Missouri 63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF POWER-SAVE ENERGY COMPANY

We have audited the accompanying balance sheets of Power-Save Energy Company as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power-Save Energy Company as of December 31, 2009 and the results of its operations and cash flows for the years ended, December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Gruber & Company
Gruber & Company, LLC
Lake Saint Louis, Missouri

March 25, 2010

Power-Save Energy Company
Balance Sheet
December 31, 2009 and 2008

ASSETS
Current Assets	2009	2008
Cash and Cash Equivalents	$321,637	$513,249
Accounts receivable, net of allowance	321,128	945,053
Inventory	433,783	873,872
Prepaid expenses	7,744	76,528
Federal income taxes recoverable	233,615
Deferred tax asset	50,128
Other current assets	9,597
Total current assets	1,377,632	2,408,702

Equipment, net of accumulated depreciation	52,853	47,469
Intangible assets, net of accumulated amortization	9,452	10,286
Direct response advertising - net	135,220	-
Other assets	28,705	28,705
Total assets	$1,603,862	$2,495,162

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$93,549	$55,687
Other current liabilities		125,520
Income taxes payable		228,148
Total current liabilities	93,549	409,355

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares		28,957
Authorized, 28,956,884 and 27,031,168 issued and outstanding	28,957
Additional paid-in-capital	1,292,914	1,292,914
Retained earnings	188,442	763,936

Total stockholders' equity	1,510,313	2,085,807

Total liabilities and stockholders' equity	$1,603,862	$2,495,162

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statements of Operations
For the Years ended December 31, 2009 and 2008

	2009	2008

Revenue	$4,701,881	$5,963,483

Cost of sales
Merchandise	2,036,287	2,099,095
Other costs	223,543	258,870

Total cost of sales	2,259,830	2,357,965
Gross margin	2,442,051	3,605,518

Operating expenses
Advertising and promotion	486,842	513,139
Sales commissions	1,353,376	1,196,102
General and administrative	1,409,445	1,034,401

Total operating costs and expenses	3,249,663	2,743,642
Net income (loss) before provision for income taxes and other income (expenses)	(807,612)	861,876
Investment (loss)	(60,000)
Net income (loss) before provision for income taxes	(867,612)	861,876

Provision for (recovery of) income taxes	(292,117)	270,837
Net income (loss)	($575,495)	$591,039
Earnings per common share:
Basic	($0.02)	$0.02
Shares used in computing earnings per share	28,956,884	28,395,217

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statement of Stockholders' Equity
			Additional	Retained
	Common Stock		Paid- in	Earnings
	Issued	Amount	Capital	(Deficit)	Total

Balance, January 1, 2008	27,031,168	$27,031	$260,969	$172,897	$460,897

Private placement	1,925,716	1,926	1,031,945		1,033,871

Net income for the year ended
December 31, 2008	--	--	--	591,039	591,039

Balance, December 31, 2008	28,956,884	28,957	1,292,914	763,936	2,085,807

Net income (loss) for the year ended				(575,494)	(575,494)
December 31, 2009

Balance, December 31, 2009	28,956,884	$28,957	$1,292,914	$188,442	$1,510,313

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statements of Cash Flows
For The Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net Income (loss)	($575,494)	$591,039
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities
Depreciation and amortization	10,666	4,830

Change in operating assets and liabilities
Decrease in accounts receivable	623,925	(898,630)
Decrease in inventory	440,089	(763,004)
Increase in prepaid expenses	(66,436)	(66,528)
Increase in income taxes recoverable	(233,615)
Increase in deferred taxes	(50,128)
Increase in other assets	(9,597)
Increase (decrease) in accounts payable	37,062	8,653
Increase (decrease) in other liabilities	(125,520)	125,520
Increase (decrease) in income taxes payable	(227,348)	109,990
Net cash used in operating activities	(176,396)	(888,130)

Cash flows from investing activities
Security deposits		(28,705)
Acquisition of equipment	(15,216)	(45,777)
Net cash used by investing activities	(15,216)	(74,482)

Cash flows from investing activities
Net proceeds from private placement		1,033,872
Net Proceeds from line of credit, net
Net cash provided by financing activities		1,033,872

Net increase (decrease) in cash and cash equivalents	(191,612)	71,260
Cash and cash equivalents at beginning of year	513,249	441,989

Cash and cash equivalents at end of year	$321,637	$513,249

Supplemental disclosure of cash flow information

Income taxes paid		160,747

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At December 31, 2009 the carrying cost of these instruments approximate their fair value.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The Company reviews its accounts receivable by aging category to identify significant customers or invoices with known disputes or collectability issues. For those invoices not specifically reviewed, the Company provides reserves based on the age of the receivable. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The Company also considers historical levels of credit losses and current economic trends that might impact the level of future credit losses. When the Company determines that amounts are uncollectible they are written off against the allowance.

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

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, and an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the year ended December 31, 2008 and 2007.

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

Direct Response Advertising

Direct response advertising and associated costs capitalized and amortized to selling, general and administrative expenses on a straight line basis after production. Costs are amortized on a straight line basis over 3 years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of direct-reponse advertising costs reported as assets at each balance sheet date by comparing th carrying amounts of such assets to the probably remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements is expensed in the current period.

Net realizable value is determined by comparing the carrying amounts of direct-reponse advertising costs capitalized as assets at each balance sheet date to the probably remaining future net cash flows expected to result directly from such assets, and impairment loss is recognized in an amount equal to that excess.

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

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS
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

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

•            FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “ Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" , which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

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

•            FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “ Fair Value Measurements and Disclosures ”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

·           FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii) What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition, this Updated decided to eliminate the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

Note 4 - Commitments and Contingencies

The Company has entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.

The following is a schedule of minimum future rental payments:

Year Ending December 31, 2009

2010	$46,482
2011	47,877
2012	49,313
2013	25,021

Total minimum future rental payments	$168,693

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of  December 31, 2009. The balance due on the line of credit is $-0-.

Note 5 - Income Taxes

The provision for income taxes consists of the following:

	2009	2008
Federal income (recovery) tax	$(293,118)	$206,488
State income tax	1,000	64,349

Total	$(292,118)	$270,837

Income taxes based on statutory tax rates are as follows

Federal income taxes	$(294,988)	$293,038
State income tax	1,000	76,276
Other	0	(98,477
Permanent timing differences	1,000

Total	$(292,118)	$270,837

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS
Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of December 31, 2008 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	3,058
$9,452

Note 7- Subsequent Events

On January 29, 2010, the Company issued total of 1,900,000 shares of restricted common stock in a private placement. The Company received net proceeds from the offering of $190,000.

February 9, 2010,  Power-Save Energy Company announced  a contract from California Power-Save to supply a complete photovoltaic solar system for installation on a lighted Billboard in Sonoma County California. On the back of the Sonoma County Energy Independence Program, Power-Save Energy Co. and CA Power-Save will be installing 1.225k grid-tie solar systems complete with new retrofit high efficiency lighting on a Billboard owned by Veale Investment Properties. The first installation for Veale Investment Properties will be on a high profile Billboard along the U.S. Route 101 Freeway in Santa Rosa, CA.

March 1, 2010, Solar Acquisition Corp. (OTCBB: SLRX) announced an agreement to form a joint venture with Power-Save Energy (OTCBB: PWSV) to offer solar products and services to the retail market. Under the proposed joint venture, SA and Power Save will offer products and services to individual users in the U.S. market. Power-Save currently markets its solar panels directly to the end user through a national network. Solar Acquisition expects to develop additional opportunities as a result of its anticipated activities in the commercial and municipal markets. Power Save's expertise in the retail sector will allow SA to monetize these opportunities faster and more efficiently.

On March 30, 2010, Power-Save announced the Patent Pending Status number 61/318,445 for Green Billboard Design. The Power-Save provisional patent application titled, "Solar Powered Illumination Apparatus" was filed with the USPTO on March 29, 2010 and now entitles Power-Save to market the Green Billboard package as Patent Pending.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2009 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Page - 25

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Board of Directors and Committees of the Board

 The directors and executive officers currently serving the Company are as follows:

Name	Age	Position With Company	Year First Became	Director or Officer

Michael Forster	45	Chief Executive Officer	2008	Officer/Director

Louis Fox	61	Chief Financial Officer	2009	Officer

David J. Forster	39	President/Director	2007	Officer/Director

Gary D. Stanwyck	53	Director	2007	Director

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

Page - 26

Biographical Information

MICHAEL FORSTER - CEO- Mr. Forster is an experienced entrepreneur in all facets of business. He has organized and executed the start-up of companies. He has worked under contract in both the private and public company sectors to affect corporate and financial restructuring. As well, Mr. Forster has held senior management level positions at a Fortune 500 company. Mr. Forster holds a Bachelor of Science Degree in Aeronautical Engineering from California Polytechnic State University.

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

LOUIS FOX – Chief Financial Officer - Mr. Fox is a Certified Public Accountant  with over 30 years of accounting experience. For the past  twenty years he has practiced accounting in his own firm. Prior to staring his own firm, he worked for several medium to large accounting firms. Mr. Fox has a Bachelor of Arts degree in science from Alfred University and was enrolled in a Masters in accounting program at Pace University.

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

Summary Compensation Table

Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the 2009, 2008, 2007 and 2006 fiscal years, paid by the Registrant to all individuals serving as the Registrant's chief executive officer or acting in a similar capacity during the last three completed fiscal years, regardless of compensation level.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Yr.	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael Forster (CEO	2006 2007 2008	0 60,000 60,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
	2009	240,000	100,000	0	0	0	0	0

David Forster President / Director	2006 2007 2008	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0	N/A 0 0
	2009	0	0	0	0	0	0	481,6901

Gary D. Stanwyck Director	2006 2007 2008	N/A N/A 0	N/A N/A 0	N/A N/A 0	N/A N/A 0	N/A N/A 0	N/A N/A 0	N/A N/A 0
	2009	0	0	0	0	0	0	0

Louis Fox Chief Financial Officer	2006 2007 2008	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
	2009	54,000	0	0	0	0	0	0

1. 481,690 based on sales commissions.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature (1) Of Beneficial Owner	Percent of Class (2)

Common	Michael Forster(3) 3873 Sequoia Drive San Luis Obispo, CA 93401	11,415,540	40%

Common	Gary D. Stanwyck (1) 3873 Sequoia Drive San Luis Obispo, CA. 93401	0	0%

Common	David J. Forster (2) 619 Camino Contento Arroyo Grande, CA. 93420	0	0%

Common	Louis Fox (4) 3873 Sequoia Drive San Luis Obispo, CA 93401	60,801	0.2%
	Includes all Officers and Directors of the Company As a group	11,476,341	40.2%

1	Gary D. Stanwyck is a Director of the Company.
2	David J. Forster is the President and a Director of the Company.
3	Michael Forster is the Chief Executive Officer and Chairman of the Company
4	Louis Fox is the Chief Financial Officer of the Company

Page - 29

Item 13.	Certain Relationships, Related Transactions and Director Independence.

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

(1) Audit Fees.

The aggregate fees billed in fiscal years 2009 and 2008 for professional services rendered by the principal registered accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $20,000 and $18,900, respectively.

 (2) Audit-Related Fees.

The aggregate fees billed in fiscal years 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 14(1) above were $0 and $16,450, respectively.

(3) Tax Fees.

The aggregate fees billed in fiscal years 2009 and 2008 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $4000 and $2500, respectively.

(4) All Other Fees

The aggregate fees billed in fiscal years 2009 and 2008 for products and services provided by the principal accountant, other than the services reported in Items 14(1) through 15(3) above were $0 and $0, respectively.

Page - 30

(5) Audit Committee Approval

During fiscal year 2009 and 2008, the Audit Committee pre-approved all engagements and fees for services the principal registered accountant provided since it was formally formed. Prior to the formation of the Audit Committee, the entire Board functioned as the Audit Committee and pre-approved all engagements and fees for services the principal registered accountant provided.

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

POWER-SAVE ENERGY COMPANY

Dated: March 25, 2010	By:	/s/ Michael Forster
Michael Forster Chief Executive Officer

Dated: March 25, 2010	By: /s/ Louis fox
Louis Fox, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 25, 2010	By:	/s/ David Forster
David Forster, President/ Director

Dated: March 25, 2010	By:	/s/ Gary D. Stanwyck
Gary D. Stanwyck, Director

Page - 32

EXHIBIT 31.1

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael Forster    , certify that:

1. I have reviewed this annual report on Form 10-K for the year ending December 31, 2009 of Power-Save Energy Company;

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

Dated: March 25, 2010	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 33

EXHIBIT 31.2

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION

I,  Louis Fox    , certify that:

1. I have reviewed this annual report on Form 10-K for the year ending December 31, 2009 of Power-Save Energy Company;

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

Dated: March 25, 2010	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 34

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Power-Save Energy Company. (the “Company”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 25, 2010	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 35

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Power-Save Energy Company. (the “Company”) on Form 10-K for the period ending December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Louis Fox,   Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 25, 2010	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 36