Form 10-Q
period 2010-03-31
POWER-SAVE ENERGY CO
filed 2010-05-14
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of March 31, 2010, the issuer had 30,856,884 shares of its common stock issued and outstanding.

Page - 1

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements
Balance Sheet at March 31, 2010
Statement of Operations for the three months ended March 31, 2010 and 2009
Statement of Cash Flows for the three months ended March31, 2010 and 2009
Notes to Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4- Controls and Procedures

Item 4(T) - Controls and Procedures (Evaluation of and Report on Control over Financial Reporting)

Part II - Other Information

Item 1 - Legal Proceedings

   Item 1A- Risk Factors

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

PART 1 - FINANCIAL INFORMATION

  POWER SAVE ENERGY COMPANY
BALANCE SHEET
Unaudited

	March 31, 2010	December 31, 2009

ASSETS
Current Assets
Cash and Cash Equivalents	$505,016	$321,637
Accounts receivable, net of allowance	331,083	321,128
Inventory	365,439	433,783
Prepaid expenses	4,144	7,744
Federal income taxes recoverable	279,000	233,615
Deferred tax asset	10,550	50,128
Other current assets	9,597	9,597
Total current assets	1,504,829	1,377,632

Equipment, net of accumulated depreciation	52,219	52,853
Intangible assets, net of accumulated amortization	9,243	9,452
Direct response advertising-net	117,720	135,220
Other assets	28,705	28,705
Total assets	$1,712,716	$1,603,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$132,285	$93,549
Total current liabilities	132,285	93,549

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
Authorized, 30,856,884 and 28,956,884 issued and outstanding	30,857	28,957
Additional paid-in-capital	1,481,014	1,292,914
Retained earnings	68,560	188,442

Total stockholders' equity	1,580,431	1,510,313

Total liabilities and stockholders' equity	$1,712,716	$1,603,862

The accompanying notes are an integral part of these financial statements

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED March 31, 2010 and 2009
Unaudited

	2010	2009
Revenue, net	$573,819	$1,344,061

Cost of sales
Merchandise	153,153	710,888
Other costs	27,622	61,525
Total cost of sales	180,775	772,413

Gross margin	393,044	571,648

Operating expenses
Advertising and promotion	90,390	136,808
Sales commissions	187,877	357,573
General and administrative	240,432	214,792
Total operating costs and expenses	518,699	709,173

Net income (loss) before provision for income taxes	(125,655)	(137,525)

Provision for (recovery of) income taxes	(5,773)	(40,512)
		.
Net income (loss)	$(119,882)	$(97,013)

Earnings per common share:	$(0.004)	$(0.003)

Shares used in computing earnings per share	30,443,662	28,956,884

The accompanying notes are an integral part of these financial statements

 POWER SAVE ENERGY COMPANY.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income (loss)	$(119,882)	$(97,013)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	842	2,317
Changes in operating assets and liabilities
( Increase) decrease in accounts receivable	(9,955)	283,016
( Increase) decrease in inventory	68,344	171,859
( Increase) decrease in prepaid expenses	21,101	(213,113)
(Increase ) in other assets		(40,935)
(Increase) in income taxes recoverable	(45,385)
Decrease in deferred tax credits	39,578
Increase in accounts payable and other liabilities	39,536	43,251
Increase (decrease) in taxes payable	(800)	(219,577)

Net cash provided (used) by operating activities	(6,621)	(70,195)

Cash flows from investing activities
Increase in equipment		(7,616)
Investments		(60,000)

Net cash provided (used) by investing activities		(67,616)

Cash flows from financing activities
Proceeds from sale of common stock	190,000

Net cash provided (used) by financing activities	190,000

Net increase (decrease) in cash and cash equivalents	183,379	(137,811)

Cash and cash equivalents at beginning of period	321,637	513,249

Cash and cash equivalents at end of period	$505,016	$375,438

Supplemental disclosure of cash flow information:

Income taxes paid	34	220,000

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2010.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At March 31, 2010 the carrying cost of these instruments approximate their fair value.

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

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, "Share-Based Payment, and an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the period ended March 31, 2010.

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

Statement of ASC Topic 260, “Earnings Per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the period.

Advertising

Advertising, promotion and marketing programs are charged to operations in the period incurred.

Direct Response Advertising

Direct response advertising and associated costs capitalized and amortized to selling, general and administrative expenses on a straight line basis after production. Costs are amortized on a straight line basis over 3 years. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probably remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements is expensed in the current period.

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Net realizable value is determined by comparing the carrying amounts of direct-response advertising costs capitalized as assets at each balance sheet date to the probably remaining future net cash flows expected to result directly from such assets, and impairment loss is recognized in an amount equal to that excess.

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

Note 3 – Recently issued accounting pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

FASB ASC Topic 855, “Subsequent events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, this Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. The FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC Topic 320, “Recognition and presentation of Other-Than Temporary Impairment”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than –temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than –temporary impairment of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In the periods after initial adoption, this FASB ASC Topic requires comparative disclosure only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

FASB ASC Topic 860, “Accounting for Transfer of Financial Assets”. In June, 2009 the FASB issued additional guidance under FASB ASC Topic 860, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”, which improves the relevance , representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effect of a transfer on its financial position , financial performance, and cash flows; and a transferor’s continuing involvement, if  any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred assets. This additional guidance must be applied ads of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for the interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810 which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for the interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amend Subtopic 82010,”Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment( or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying  investments of the investee in accordance with Topic 820. This amendments in this Update also require disclosures by major category of investment about the attributes of investments with the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investment at the measurement date, any unfunded commitments( for example, a contractual commitment by the investor to invest in a specific amount of additional capital at a future date to fund investments that will be made by the investee),and the investment strategies of the investee. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 321-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria. The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Earlier application is permitted in financial statements for earlier interim and annual periods that have not been issued.

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii)What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition t, this Update decided to eliminate the disclosure required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 4 - Commitments and Contingencies

The Company has entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.

The following is a schedule of minimum future rental payments:
Year Ending December 31, 2010
2010	$34,861
2011	47,877
2012	49,313
2013	25,021
Total minimum future rental payments	$157,072

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of December 31, 2009. The current balance due on the line of credit is $-0-.

Note 5 - Income Taxes
The provision for income taxes consists of the following:

	2010	2009
Federal income (recovery) tax	($45,385)	($32,026)
State income tax	34	(8,486)
Deferred tax credit	39,578

Total	($5,773)	($40,512)

Income taxes based on statutory tax rates are as follows

Federal income taxes	(36,967)	(46,758)
State income tax	(11,061)	(8,687)
Other	2,677	14,933
Valuation allowance	39,578
Total	($5,773)	($40,512)

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of March 31, 2010 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	3,267
$9,243

Note 7- Private Placement

On January 29, 2010, the Company issued total of 1,900,000 shares of restricted common stock in a private placement. The Company received net proceeds from the offering of $190,000.

Note 8- Other Developments

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

 Recent accounting pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition.

FASB ASC Topic 855, “Subsequent events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, this Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. The FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also source of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the source of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic was effective for interim and annual periods ending after September 15, 2009.  The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC Topic 320, “Recognition and presentation of Other-Than Temporary Impairment”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than –temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than –temporary impairment of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In the periods after initial adoption, this FASB ASC Topic requires comparative disclosure only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC Topic 860, “Accounting for Transfer of Financial Assets”. In June, 2009 the FASB issued additional guidance under FASB ASC Topic 860, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities”, which improves the relevance , representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effect of a transfer on its financial position , financial performance, and cash flows; and a transferor’s continuing involvement, if  any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred assets. This additional guidance must be applied ads of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for the interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

Page - 13

FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810 which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could be potentially significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for the interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amend Subtopic 82010,”Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment( or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying  investments of the investee in accordance with Topic 820. This amendments in this Update also require disclosures by major category of investment about the attributes of investments with the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investment at the measurement date, any unfunded commitments( for example, a contractual commitment by the investor to invest in a specific amount of additional capital at a future date to fund investments that will be made by the investee),and the investment strategies of the investee. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 321-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria. The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Earlier application is permitted in financial statements for earlier interim and annual periods that have not been issued.

FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii)What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition t, this Update decided to eliminate the disclosure required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Page - 14

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

  Three Months Ended March 31, 2010 compared to 2009

Revenue for the three months ended March 31, 2010 was $573,819 compared to $1,344,061 for the three months ended March 31, 2009. This was a decrease of $770,242 or 57%. Sale of solar and solar related products for the quarter ended March 31, 2010, were negligent. During the three months ended March 31, 2009 sales from solar and related products were approximately $300,000. The decrease was due to lack of new construction and home improvements as a result of the recession, particularly in California. Sales to electricians and wholesale clients were also weak. In prior quarters, they would purchase multiple units, but during the current period they reduced their inventories and purchased products only when needed for installation. Retail sales of the Company’s power savings devices have also decreased The Company has seen increases in units in April 2010 and the beginning of May 2010.

Gross profit for the three months ended March 31, 2010 was $393,044 compared to $571,648 for the three months ended March 31, 2009. This was a decrease of $178,604 or 31%. The gross profit margin for the three months ended March 31, 2010 was 68% compared to 42% for the three months ended March 31, 2009. There are several factors that have caused the overall gross profit and gross profit margin to increase. Solar products are sold in a competitive market and are a material cost when renovating residences and commercial buildings. Solar products typically have a lower gross profit margin than the retail and wholesale gross profit on power savings devices. There has also more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company and solar products purchased from outside vendors. Other costs included in costs of goods sold are warehouse costs and shipping expenses. The product mix during the three months ended March 31, 2010 was primarily retail sales of the Power Save 1200, 3200 and 3400 which has a higher profit margin than solar or other products.

Advertising and marketing expense for the three months ended March 31, 2010 was $90,390 compared to $136,808 for the three months ended March 31, 2009. This is a decrease of $46,418. The Company reduced its television advertising during the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company completed the installation of a demonstration model of a solar paneled roof, incorporating the solar panels as a component of the roof tile as an alternative to using a rack system and solar panels. Power-Save incorporated Open Energy solar tiles in the demonstration model. The cost of the model was $41,000.

Sales commissions for the three months ended March 31, 2010 were $187,877 compared to $357,573 for the three months ended March 31, 2009. This was a decrease of $169,696 (47%). Commissions are based primarily on retail rates and wholesale rates without discounts. During the period ended March 31, 2010, the decrease in retail sales was approximately 50% from the prior year.

General and administrative expenses for the three months ended March 31, 2010 were $240,432 compared to $214,792 for the three months ended March 31, 2009. This is an increase of $25,640 (12%). The major increases in general and administrative expenses included officer’s compensation of $20,000; consulting of $16,500: and professional fees of $10,000. Credit and collection costs decreased by approximately $13,000 during the three months ended March 31, 2010 compared to 2009, due to the decrease in credits sales.

Due to the losses during the period the Company has recorded a recovery of Federal income taxes in the amount of $45,385 which was reduced by a reduction in deferred tax credits. The Company will carry back any net operating loss to recover taxes paid in prior periods.

Liquidity and Capital Resources.

As of March 31, 2010 the current assets exceeded the current liabilities by $1,372,544.  This is an increase of approximately $89,000 from December 31, 2009.The Company loss of $120,000 was more than offset by the $190,000 raised in a private placement in January 2010. Cash for the period ended March 31, 2010 increased by $183,379, which included $190,000 from the proceeds of the private placement. The Company expects to receive approximately $255,000 back from the IRS from the tax return filed in March 2010 and the carryback loss filed in April 2010. The Company has seen improvements and made adjustments to its cost structure that should provide a positive cash flow. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

Page - 15

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

5. “Penny Stock” rules may make buying or selling Power-Save’s Common Stock difficult, and severely limits market liquidity. The Company’s common stock is defined as a “penny stock” under applicable federal securities laws. As such, the Company’s shares are more difficult to purchase and sell than other securities not subject to the “penny stock” rules.

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

Page - 16

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page - 17

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

Page - 18

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER SAVE ENERGY COMPANY

Date: May 13, 2010	By /s/ Michael Forster
Michael Forster
Chief Executive Officer

Date: May 13, 2010	By /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 19

EXHIBIT 31.1

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael Forster, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending March 31, 2010 of Power-Save Energy Company;

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

Dated: May 13, 2010	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 20

EXHIBIT 31.2

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Louis Fox, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending March 31, 2010 of Power-Save Energy Company;

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

Dated: May 13, 2010	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 21

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company, (the “Company”) on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2010	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 22

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company, (the “Company”) on Form 10-Q for the period ending March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Louis Fox, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2010	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 23