Form 10-Q
period 2010-06-30
POWER-SAVE ENERGY CO
filed 2010-08-13
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2010, the issuer had 30,856,884 shares of its common stock issued and outstanding.

Page - 1

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements
Balance Sheet at June 30, 2010
Statement of Operations for the three and six months ended June 30, 2010 and 2009
Statement of Cash Flows for the six months ended June 30, 2010 and 2009
Notes to Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Item 4- Controls and Procedures

Item 4(T)- Controls and Procedures (Evaluation of and Report on Control over Financial Reporting

Part II - Other Information

Item 1 - Legal Proceedings

   Item 1A- Risk Factors

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

PART 1 - FINANCIAL INFORMATION

  POWER SAVE ENERGY COMPANY
BALANCE SHEET
Unaudited

	June 30, 2010	December 31, 2010
ASSETS
Current Assets
Cash and Cash Equivalents	$391,044	$321,637
Accounts receivable, net of allowance	306,906	321,128
Inventory	270,296	433,783
Prepaid expenses	1,044	7,744
Federal income taxes recoverable	289,370	233,615
Deferred tax asset	0	50,128
Other current assets	9,597	9,597

Total current assets	1,268,257	1,377,632

Equipment, net of accumulated depreciation	51,585	52,853
Intangible assets, net of accumulated amortization	9,035	9,452
Direct response advertising-net	124,716	135,220
Other assets	28,705	28,705

Total assets	$1,482,298	$1,603,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$94,287	$93,549

Total current liabilities	94,287	93,549

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
Authorized, 30,856,884 and 28,956,884 issued and outstanding	30,857	28,957
Additional paid-in-capital	1,481,014	1,292,914
Retained earnings (deficit)	(123,860)	188,442

Total stockholders' equity	1,388,011	1,510,313
Total liabilities and stockholders' equity	$1,482,298	$1,603,862

The accompanying notes are an integral part of these financial statements

Page - 3

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED June 30, 2010 and 2009
Unaudited

	Six Months		Three months

	2010	2009	2010	2009
Revenue, net	$1,125,502	$2,896,807	$551,683	$1,552,746

Cost of sales
Merchandise	362,139	1,194,434	208,986	483,546
Other costs	58,165	115,858	30,543	54,332
Total cost of sales	420,304	1,310,292	230,529	537,878

Gross margin	705,198	1,586,515	321,154	1,014,868

Operating expenses
Advertising and promotion	202,822	255,482	112,432	118,675
Sales commissions	371,281	807,676	183,404	450,103
General and administrative	448,990	521,962	208,558	307,170
Total operating costs and expenses	1,023,093	1,585,120	504,394	875,948

Net income (loss) before provision for income taxes	(317,895)	1,395	(183,240)	138,920

Provision for (recovery of) income taxes	(5,593)	(5,775)	180	34,737
		.
Net income (loss)	($312,302)	$7,170	($183,420)	$104,183

Earnings per common share:	($0.01)	$0.00	($0.01)	$0.00

Shares used in computing earnings per share	30,645,773	28,956,884	30,856,884	28,956,884

The accompanying notes are an integral part of these financial statements

Page - 4

 POWER SAVE ENERGY COMPANY.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income (loss)	($312,302)	$7,170
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	1,684	4,634
Changes in operating assets and liabilities
( Increase) decrease in accounts receivable	14,222	267,071
( Increase) decrease in inventory	163,487	426,990
( Increase) decrease in prepaid expenses	17,205	(170,194)
(Increase ) in other assets		(9,597)
(Increase) in income taxes recoverable	(55,755)
Decrease in deferred tax credits	50,128
Increase in accounts payable and other liabilities	1,538	124,180
Increase (decrease) in taxes payable	(800)	(216,177)
Net cash provided (used) by operating activities	(120,593)	185,717

Cash flows from investing activities
Increase in equipment		(11,029)
Investments		(60,000)
Net cash provided (used) by investing activities		(71,029)

Cash flows from financing activities
Proceeds from sale of common stock	190,000
Net cash provided (used) by financing activities	190,000

Net increase (decrease) in cash and cash equivalents	69,407	114,688

Cash and cash equivalents at beginning of period	321,637	513,249
Cash and cash equivalents at end of period	$391,044	$627,937

Supplemental disclosure of cash flow information:

Income taxes paid	$34	$220,000

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2010.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At June 30, 2010 the carrying cost of these instruments approximate their fair value.

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

The Company accounts for its stock-based compensation in accordance with ASC Topic 740, "Share-Based Payment, and an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the period ended June 30, 2010.

Income Taxes

Income taxes are accounted for in accordance with ASC Topic, Accounting for Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Page - 7

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

Page - 8

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

FASB ASC Topic 320, “Recognition and presentation of Other-Than Temporary Impairment”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than –temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than temporary impairment of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In the periods after initial adoption, this FASB ASC Topic requires comparative disclosure only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

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

Page - 9

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

Note 4 - Commitments and Contingencies

The Company has entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.

The following is a schedule of minimum future rental payments:
Year Ending December 31, 2010
2010	$23,240
2011	47,877
2012	49,313
2013	25,021
Total minimum future rental payments	$145,451

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of June 30, 2009. The current balance due on the line of credit is $-0-.

Note 5 - Income Taxes
The provision for income taxes consists of the following:

	2010	2009
Federal income (recovery) tax	$(55,755)	$(7,275)
State income tax	34	1,500
Deferred tax credit	50,128

Total	$(5,593)	$(5,775)

Income taxes based on statutory tax rates are as follows

Federal income taxes	(106,800)	475
State income tax	(27,456)	115
Other		(6,365)
Valuation allowance	128,663
Total	$(5,593)	$(5,775)

Page - 10

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of June 30, 2010 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	3,475
$9,035

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

On July 7, 2010, Power-Save announced contract from California Power-Save to supply a complete photovoltaic solar system for installation on an Agriculture Water Pump System in Shasta County California. Power-Save Energy Co. will supply all the solar equipment and CA Power-Save will be installing this 32.725 kW solar array. This specific contract is worth $194,423.00. This project is significant to Power-Save Energy Co. in that it furthers the company's pursuit of larger commercial projects. This agriculture installation has been funded through an agricultural grant of $48,500.00, a Pacific Gas and Electric rebate of $26,000.00, and a Federal Tax Grant of $55,000.00. The customer will save approximately $10,000.00 per year in electrical costs to pump water and have a ROI of approximately 7 years.

Page - 11

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

a) Plan of Operation
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

Power-Save purchases wholesale and resells at retail our Solar and Wind Turbine products.  Power-Save does not own or manufacture these products independently; instead we are just a reseller of these products direct to the public.  We purchase and sell standard photovoltaic systems consisting of Solar Panels, Roof Racking and Inverters.  We purchase and sell standard wind turbine technologies consisting of Mounting Structure, Poles, a Wind Turbine, and an Inverter.

Page - 12

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

 Recent accounting pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition

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

Page - 14

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

  Three Months Ended June 30, 2010 compared to 2009

Revenue for the three months ended June 30, 2010 was $551,683 compared to $1,552,746 for the three months ended June 30, 2009. This was a decrease of $1,001,063 or 64%. Sale of solar and solar related products for the quarter ended June 30, 2010, were negligent. During the three months ended June 30, 2009 sales from solar and related products were approximately $250,000. The decrease was due to lack of new construction and home improvements as a result of the recession, particularly in California. Sales to electricians and wholesale clients were also weak. In prior quarters, they would purchase multiple units, but during the current period they reduced their inventories and purchased products only when needed for installation. Retail sales of the Company’s power savings devices have also decreased.

Gross profit for the three months ended June 30, 2010 was $321,154 compared to $1,014,868 for the three months ended June 30, 2009. This was a decrease of $783,714 or 77%. The gross profit margin for the three months ended June 30, 2010 was 58% compared to 65% for the three months ended June 30, 2009. There are several factors that have caused the overall gross profit and gross profit margin to decrease. Solar products are sold in a competitive market and are a material cost when renovating residences and commercial buildings. Solar products typically have a lower gross profit margin than the retail and wholesale gross profit on power savings devices. There has also more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company and solar products purchased from outside vendors. Other costs included in costs of goods sold are warehouse costs and shipping expenses. The product mix during the three months ended June 30, 2010 was primarily retail and wholesale sales of the Power Save 1200, 3200 and 3400

Advertising and marketing expense for the three months ended June 30, 2010 was $112,432 compared to $118,675 for the three months ended March 31, 2009. This is a decrease of $6,243. The Company revived its television advertising during the three months ended June 30, 2010.

Sales commissions for the three months ended June 30, 2010 were $183,404 compared to $450,103 for the three months ended June 30, 2009. This was a decrease of $266,699 (59%). Commissions are based primarily on retail rates and wholesale rates without discounts. During the period ended June 30, 2010, the decrease in retail sales was approximately 60% from the prior year.

General and administrative expenses for the three months ended June 30, 2010 were $208,558 compared to $305,170 for the three months ended June 30, 2009. This is a decrease of $98,612 (32%). The major decreases in general and administrative expenses included officer’s compensation of $60,000; and travel of approximately $36,000.

Due to the losses during the period the Company has recorded a recovery of Federal income taxes in the amount of $5,600 which was reduced by a reduction in deferred tax credits. The Company will carry back any net operating loss to recover taxes paid in prior periods.

Revenue for the six months ended June 30, 2010 was $1,125,502 compared to $2,896,807 for the six months ended June 30, 2009. This was a decrease of $1,001,063 or 64% Sale of solar and solar related products for the quarter ended June 30, 2010, were negligent. During the six months ended June 30, 2009 sales from solar and related products were approximately $550,000. The decrease was due to lack of new construction and home improvements as a result of the recession, particularly in California. Sales to electricians and wholesale clients were also weak. In prior quarters, they would purchase multiple units, but during the current period they reduced their inventories and purchased products only when needed for installation. Retail sales of the Company’s power savings devices have also decreased.

Page - 15

Gross profit for the six months ended June 30, 2010 was $705,198 compared to $1,586,515 for the six months ended June 30, 2009. This was a decrease of $881,317 or 55%. The gross profit margin for the six months ended June 30, 2010 was 62% compared to 55% for the six months ended June 30, 2009. There are several factors that have caused the overall gross profit and gross profit margin to increase. Solar products are sold in a competitive market and are a material cost when renovating residences and commercial buildings. Solar products typically have a lower gross profit margin than the retail and wholesale gross profit on power savings devices. There has also more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company and solar products purchased from outside vendors. Other costs included in costs of goods sold are warehouse costs and shipping expenses. The product mix during the six months ended June 30, 2010 was primarily retail and wholesale sales of the Power Save 1200, 3200 and 3400

Advertising and marketing expense for the six months ended June 30, 2010 was $202,822 compared to $255,482 for the six months ended June 30, 2009. This is a decrease of $52,660. The Company revived its television advertising during the three months ended June 30, 2010. During the six months ended June 30, 2009, the Company completed the installation of a demonstration model of a solar paneled roof, incorporating the solar panels as a component of the roof tile as an alternative to using a rack system and solar panels. Power-Save incorporated Open Energy solar tiles in the demonstration model. The cost of the model was $41,000.

Sales commissions for the six months ended June 30, 2010 were $371,281 compared to $807,676 for the six months ended June 30, 2009. This was a decrease of $436,395 (54%). Commissions are based primarily on retail rates and wholesale rates without discounts. During the period ended June 30, 2010, the decrease in retail sales was approximately 52% from the prior year.

General and administrative expenses for the six months ended June 30, 2010 were $448,990 compared to $521,962 for the three months ended June 30, 2009. This is a decrease of $72,972 (14%). The major decreases in general and administrative expenses included officer’s compensation of $65,000; and travel of approximately $37,000.Professional fees increased by approximately $43,000, including $10,000 for legal and $33,000 in outside consulting

Due to the losses during the period the Company has recorded a recovery of Federal income taxes in the amount of $5,600 which was reduced by a reduction in deferred tax credits. The Company will carry back any net operating loss to recover taxes paid in prior periods.

Liquidity and Capital Resources.
As of June 30, 2010 the current assets exceeded the current liabilities by $1,173,970.  This is a decrease of approximately $110,000 from December 31, 2009.The Company loss of $312,000 was partially offset by the $190,000 raised in a private placement in January 2010. Cash for the period ended June 30, 2010 increased by $69,407, which included $190,000 from the proceeds of the private placement. The Company expects to receive approximately $290,000 back from the IRS for net operating losses carried back to 2007 and 2008. The Company has made adjustments to its cost structure that should provide a positive cash flow. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

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

Page - 16

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

Page - 17

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page - 18

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

Page - 19

 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER SAVE ENERGY COMPANY

Date: August 12, 2010	By /s/ Michael Forster
Michael Forster
Chief Executive Officer

Date: August 12, 2010	By /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 20

EXHIBIT 31.1

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael Forster, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending June 30, 2010 of Power-Save Energy Company;

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

Dated: August 12, 2010	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 21

EXHIBIT 31.2

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Louis Fox, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending June 30, 2010 of Power-Save Energy Company;

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

Dated: August 12, 2010	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 22

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company, (the “Company”) on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2010	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 23

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company, (the “Company”) on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Louis Fox, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2010	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 24