Form 10-Q
period 2010-09-30
POWER-SAVE ENERGY CO
filed 2010-11-15
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of September 30, 2010, the issuer had 30,856,884 shares of its common stock issued and outstanding.

Page - 1

POWER SAVE ENERGY COMPANY
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

Part I - Financial Information

Item 1- Financial Statements
Balance Sheet at September 30, 2010
Statement of Operations for the three and nine months ended September 30, 2010 and 2009
Statement of Cash Flows for the nine months ended September 30, 2010 and 2009
Notes to Financial Statements

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

Item 3 - Default upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

Page - 2

PART 1 - FINANCIAL INFORMATION

  POWER SAVE ENERGY COMPANY
BALANCE SHEET
Unaudited

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and Cash Equivalents	$263,267	$321,637
Accounts receivable, net of allowance	1,481,961	321,128
Inventory	102,066	433,783
Prepaid expenses	0	7,744
Federal income taxes recoverable	79,940	233,615
Deferred tax asset	0	50,128
Other current assets	9,597	9,597
Total current assets	1,936,831	1,377,632

Equipment, net of accumulated depreciation	53,701	52,853
Intangible assets, net of accumulated amortization	8,826	9,452
Direct response advertising-net	81,713	135,220
Other assets	30,105	28,705
Total assets	$2,111,176	$1,603,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$876,227	$93,549
Total current liabilities	876,227	93,549

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares Authorized, none issued and outstanding Common stock,
$.001 par value, 100,000,000 shares
Authorized, 30,856,884 and 28,956,884 issued and outstanding	30,857	28,957
Additional paid-in-capital	1,481,014	1,292,914
Retained earnings (deficit)	(276,922)	188,442

Total stockholders' equity	1,234,949	1,510,313
Total liabilities and stockholders' equity	$2,111,176	$1,603,862

The accompanying notes are an integral part of these financial statements

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
Unaudited

	NINE MONTHS		THREE MONTHS
	2010	2009	2010	2009
Revenue	$2,846,875	$4,014,046	$1,721,373	$1,117,239

Cost of sales
Merchandise	1,621,183	1,743,279	1,259,044	548,845
Other costs	85,808	174,855	27,643	58,997
Total cost of sales	1,706,991	1,918,134	1,286,687	607,842

Gross margin	1,139,884	2,095,912	434,686	509,397

Operating expenses
Advertising and promotion	298,453	406,443	95,631	150,961
Sales commissions	517,026	1,133,743	145,745	326,067
General and administrative	797,899	1,125,743	348,909	603,781
Total operating costs and expenses	1,613,378	2,665,929	590,285	1,080,809

Net income (loss) before provision for income taxes and other income (expenses)	(473,494)	(570,017)	(155,599)	(571,412)
Interest income	2,538		2,538
Investment (loss)		(60,000)		(60,000)
Net income (loss) before provision for income taxes	(470,956)	(630,017)	(153,061)	(631,412)
Provision for (recovery of) income taxes	(5,593)	(217,774)	0	(211,999)
Net income (loss)	$(465,363)	$(412,243)	$(153,061)	$(419,413)

Earnings per common share:
Basic	$(0.02)	$(0.01)	$(0.01)	$(0.01)

Shares used in computing earnings per share
Basic	30,716,143	28,956,884	30,856,884	28,956,884

The accompanying notes are an integral part of these financial statements

 POWER SAVE ENERGY COMPANY.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities
Net income (loss)	(465,363)	$(412,243)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	2,527	8,074
Allowance for doubtful accounts	(148,398)
Changes in operating assets and liabilities
( Increase) decrease in accounts receivable	(1,012,435)	568,371
( Increase) decrease in inventory	331,717	445,589
( Increase) in prepaid expenses	61,251	(87,537)
( Increase) in other current assets		(9,597)
( Increase) decrease in income taxes recoverable	153,675	(162,600)
(Increase) decrease in deferred taxes	50,128	(46,000)
Increase (decrease) in accounts payable and other liabilities	783,477	(1,214)
Increase (decrease) in taxes payable	(800)	(228,148)
Increase (decrease) in other liabilities	0	(125,520)
Net cash provided (used) by operating activities	(244,221)	(50,825)

Cash flows from investing activities
Increase in equipment	(2,749)	(15,215)
Increase in security deposit	(1,400)
Net cash provided (used) by investing activities	(4,149)	(15,215)

Cash flows from financing activities
Issuance of common stock	190,000
Net cash provided (used) by financing activities	190,000

Net increase (decrease) in cash and cash equivalents	(58,370)	(66,040)

Cash and cash equivalents at beginning of period	321,637	513,249

Cash and cash equivalents at end of period	263,267	$447,209

Supplemental disclosure of cash flow information:
Income taxes paid		$160,747

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K containing the Company's audited financial statements as of and for the year ended December 31, 2009 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2010.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At September 30, 2010 the carrying cost of these instruments approximate their fair value.

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

The Company accounts for its stock-based compensation in accordance with ASC Topic 740, "Share-Based Payment, and an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the period ended September 30, 2010.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

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

Note 4 - Commitments and Contingencies

The Company has entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.

The following is a schedule of minimum future rental payments:
Year Ending December 31, 2010
2010	$11,620
2011	47,877
2012	49,313
2013	25,021
Total minimum future rental payments	$133,831

The Company has negotiated a line of credit with a bank in the amount of $71,000. The line of credit bears interest at 12.00% as of September 30, 2009. The current balance due on the line of credit is $-0-.

Note 5 - Income Taxes
The provision for income taxes consists of the following:

	2010	2009
Federal income (recovery) tax	$(55,755)	$(217,774)
State income tax	34
Deferred tax credit	50,128

Total	$(5,593)	$(217,774)

Income taxes based on statutory tax rates are as follows

Federal income taxes	$(106,800)	$(214.205)
State income tax	(27,456)	(55,441)
Other		51,872
Valuation allowance	128,663
Total	$(5,593)	$(217,774)

POWER SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes ,logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of September 30, 2010 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	3,683
$8,827

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

  Three Months Ended September 30, 2010 compared to 2009

Revenue for the three months ended September 30, 2010 was $1,721,373 compared to $1,117,239 for the three months ended September 30, 2009. This was an increase of $604,134 or 54%. Sale of solar and solar related products for the quarter ended September 30, 2010, was $1,321,800. The Company delivered solar panel and other equipment to California Power Save to install a 411 kW solar array onto CBS Television Studios buildings. During the three months ended June 30, 2009 there were no sales from solar and related products. Sales of the Company’s power savings devices were approximately $400,000, approximately one half of the sales during the three month period ended September 30, 2009. Sales to electricians and wholesale clients continue to be weak. In prior quarters, they would purchase multiple units, but during the current period they reduced their inventories and purchased products only when needed for installation. Retail sales of the Company’s power savings devices have also decreased.

Gross profit for the three months ended September 30, 2010 was $434,686 compared to $509,397 for the three months ended September 30, 2009. This was a decrease of $$74,711 or 15%. The gross profit margin for the three months ended September 30, 2010 was 25% compared to 46% for the three months ended September 30, 2009. There are several factors that have caused the overall gross profit and gross profit margin to decrease. Solar products are sold in a competitive market and are a material cost when renovating residences and commercial buildings. Solar products typically have a lower gross profit margin than the retail and wholesale gross profit on power savings devices. There has also more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company and solar products purchased from outside vendors. Other costs included in costs of goods sold are warehouse costs and shipping expenses. The product mix during the three months ended September 30, 2010 76% solar compared to 24% retail and wholesale sales of the Power Save 1200, 3200 and 3400. In the comparable period ended September 30, 2009 solar accounted for approximately 22% compared to 78% for the other Power Save products.

Advertising and marketing expense for the three months ended September 30, 2010 was $95,631 compared to $150,961 for the three months ended September 30, 2009. This is a decrease of $55,330. The Company has drastically cut back on its TV commercials due to the weak response during the prior periods for this media.

Sales commissions for the three months ended September 30, 2010 were $145,745 compared to $326,067 for the three months ended September 30, 2009. This was a decrease of $180,322 (55%). Commissions are based primarily on retail rates and wholesale rates without discounts. During the period ended September 30, 2010, the decrease in retail sales was approximately 55% from the prior year.

General and administrative expenses for the three months ended September 30, 2010 were $348,909 compared to $603,781 for the three months ended September 30, 2009. This is a decrease of $254,872 (42%). The major decreases in general and administrative expenses were officer’s compensation which decreased by 110,000; travel decreased by approximately $90,000.Other general and administrative expenses taken together decreased by approximately $55,000 which included a decrease of $20,000 for credit card processing.

Due to the losses during the period the Company has not recorded a provision for income taxes. The Company will carry back any net operating loss to recover taxes paid in prior periods.

  Nine Months Ended September 30, 2010 compared to 2009

Revenue for the nine months ended September 30, 2010 was $2,846,875 compared to $4,014,046 for the nine months ended September 30, 2009. This was a decrease of $1,167,171 or 29% Sale of solar and solar related products for the nine ended June 30, 2010, was $1,321,800. The Company delivered solar panel and other equipment to California Power Save to install a 411 kW solar array onto CBS Television Studios buildings. During the nine months ended September 30, 2009 sales from solar and related products were approximately $550,000. Sales of the power savings devices have continued to decrease Sales to electricians and wholesale clients continue to be weak. In prior quarters, they would purchase multiple units, but during the current period they reduced their inventories and purchased products only when needed for installation. Retail sales of the Company’s power savings devices have also decreased.

Gross profit for the nine months ended September 30, 2010 was $1,139,884 compared to $2,095,912 for the nine months ended September 30, 2009. This was a decrease of $956,028 or 45%. The gross profit margin for the nine months ended June 30, 2010 was 62% compared to 55% for the six months ended June 30, 2009. There are several factors that have caused the overall gross profit and gross profit margin to increase. Solar products are sold in a competitive market and are a material cost when renovating residences and commercial buildings. Solar products typically have a lower gross profit margin than the retail and wholesale gross profit on power savings devices. There has also more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company and solar products purchased from outside vendors. Other costs included in costs of goods sold are warehouse costs and shipping expenses

Page - 15

Advertising and marketing expense for the nine months ended September 30, 2010 was $298.453 compared to $406,443 for the nine months ended September 30, 2009. This is a decrease of $109,990. The Company revived its television advertising during the three months ended June 30, 2010. The Company has drastically cut back on its TV commercials due to the weak response during the prior periods for this media. In 2009, the Company completed the installation of a demonstration model of a solar paneled roof, incorporating the solar panels as a component of the roof tile as an alternative to using a rack system and solar panels. Power-Save incorporated Open Energy solar tiles in the demonstration model. The cost of the model was $41,000.

Sales commissions for the nine months ended June 30, 2010 were $517,026 compared to $1,133,743 for the nine months ended September 30, 2009. This was a decrease of $616,717 (54%). Commissions are based primarily on retail rates and wholesale rates without discounts. During the period ended September 30, 2010, the decrease in retail sales was approximately 60% from the prior year.

General and administrative expenses for the nine months ended September 30, 2010 were $797,899 compared to $1,125,743 for the nine months ended September 30, 2009. This is a decrease of $327,844 (29%). The major decreases in general and administrative expenses included officer’s compensation of $175;000 and travel of approximately $185,000.

Due to the losses during the period the Company has recorded a recovery of Federal income taxes in the amount of $5,600 which was reduced by a reduction in deferred tax credits. The Company will carry back any net operating loss to recover taxes paid in prior periods.

On October 10, 2010 Power-Save issued an SEC 8k filing.  The 8k stated "The Company terminated the Letter of Intent due to insufficient due diligence materials provided to ascertain whether or not VICA'S assets would bring value to the Company's shareholders".  Although the Company was not successful in this attempt to acquire assets that were purported to be profitable, Power-Save will continue to review possible mergers and acquisitions within the traditional and renewable energy sector that would lead to immediate positive cash flow and investor value.

Power-Save has completed an aggressive cost cutting initiative.  The Company has addressed all areas of operational costs, warehouse leases, employee costs, marketing and sales and infrastructure costs.  Through this initiative, Power-Save has trimmed approximately $600,000.00 of expense.

Power-Save will continue to focus on reducing costs and stimulating revenue growth to return to profitability.

Liquidity and Capital Resources.
As of September 30, 2010 the current assets exceeded the current liabilities by $1.060,604  This is a decrease of approximately $223,479 from December 31, 2009.The Company loss of $465,363 was partially offset by the $190,000 raised in a private placement in January 2010. Cash for the period ended September 30, 2010 decreased by $58,370, which included $190,000 from the proceeds of the private placement. The Company receive $209,641 of the approximately $290,000 due from the IRS for net operating losses carried back to 2007 and 2008. The Company has made adjustments to its cost structure that should provide a positive cash flow. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

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

Page - 16

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

Page - 17

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

POWER SAVE ENERGY COMPANY

Date: November 8, 2010	By /s/ Michael Forster
Michael Forster
Chief Executive Officer

Date: November8, 2010	By /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 20

EXHIBIT 31.1

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael Forster, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending September 30, 2010 of Power-Save Energy Company;

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

Dated: November 8, 2010	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 21

EXHIBIT 31.2

POWER-SAVE ENERGY
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Louis Fox, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ending September 30, 2010 of Power-Save Energy Company;

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

Dated: November 8, 2010	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 22

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company, (the “Company”) on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2010	By: /s/ Michael Forster
Michael Forster
Chief Executive Officer

Page - 23

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company, (the “Company”) on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Louis Fox, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 8, 2010	By: /s/ Louis Fox
Louis Fox
Chief Financial Officer

Page - 24