Form 10-K
period 2010-12-31
POWER-SAVE ENERGY CO
filed 2011-04-13
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission file number: 000–30215

POWER-SAVE ENERGY COMPANY
(Exact name of registrant as specified in its Charter)

Utah	87-9369569
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3940-7 Broad Street, #200, San Luis Obispo, CA 93401
(Address of Principal Executive Offices)

(866) 297-7192
(Issuer’s Telephone Number, Including Area Code)

Securities Registered under Section 12(g) of the Exchange Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “PWSV”.

As of March 30, 2011, there were 33,306,988 shares of the registrant’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

Page - 2

Page - 3

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;
•	Economic, competitive, demographic, business and other conditions in our local and regional markets;
•	Changes or developments in laws, regulations or taxes in our industry;
•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;
•	Competition in our industry;
•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;
•	Changes in our business strategy, capital improvements or development plans;
•	The availability of additional capital to support capital improvements and development; and
•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “PWSV”, “we”, “us” and “our” are references to Power-Save Energy Company.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Page - 4

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Formation and Corporate History

Power-Save Energy Company is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation was filed to change the name from Mag Enterprises, Inc. to Safari Associates, Inc.  On September 12, 2006, an Amendment to the Articles of Incorporation was filed to change the name from Safari Associates, Inc. to Power-Save Energy Company (the “Company”).

Corporate Developments for the Year Ended December 31, 2010

None.

Subsequent Developments

On January 21, 2011, the Company registered two million (2,000,000) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2011 Equity Incentive Plan (the “Plan”), to advance the interests of the Company by providing directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock.

The Company’s Principal Products and Technology

The Company manufactures, markets, and sells electricity-saving devices for homeowners, including the Power-Save PS1200, PS3200 and PS3400. Power-Save also now markets and sells renewable energy devices, photovoltaic electricity systems, referred to as Power-Save Solar. Our products are intended to reduce homeowners’ electricity consumption, generate renewable energy and overall reduce the consumer's electric utility bill.

Product Development

We currently manufacture and sell three products: the PS1200 is our initial product which is designed for residential use; our PS3200 and PS3400 products are designed for light commercial and light industrial use.

All of our products are designed to reduce our customers’ electricity consumption and reduce their electric utility bills. Our products reduce the amount of power drawn from the utility by storing (in its capacitors) otherwise lost electricity (watts) derived from the inductive motors in a home or business. Inductive motors are found in such devices as air conditioning units, refrigerators, freezers, washers, dryers, dishwashers, pool pumps, vacuum cleaners, furnace blower motors, and fans. The technology applied by our products collects that otherwise lost electricity and stores it. When inductive motors are initiated, electricity is drawn from that stored electricity back to your inductive loads, thus reducing your demand for electricity.

The PS1200 is a single phase 200 amp power factor correction device. It is commonly installed on single family residence. The unit weighs approximately 7 lbs, measures 6" x 6" x 4", and installs using a 20 amp double pull breaker into the electrical panel of any home. The Power-Save 1200 is typically installed by a licensed electrician.

The PS3200 is a three phase 200 amp power factor correction device. The PS3400 is a three phase 400 amp power factor correction device. They have been designed for installation in light commercial applications. Target customers for these products are gasoline service stations, corner grocery stores, fast food restaurants, car wash facilities, laundromats, and similar businesses. The units weigh approximately 11 lbs, measure 10"x 10" x 6", and install using a 30 amp triple pull breaker into the electrical panel of any commercial establishment. The units are typically installed by a licensed electrician.

Page - 5

The Company purchases wholesale and resells at retail our solar products.  The Company does not own or manufacture these products independently; instead, we serve only as a reseller of these products directly to the public.  We purchase and sell standard photovoltaic systems consisting of Solar Panels, Roof Racking and Inverters.

Marketing and Sales

We market our products through our website, www.power-save.com, through 60 second and 120 second direct response television commercials which are played on cable TV across America, and through select Internet advertising. We retain the services of a full service call center to take incoming orders that result from the TV commercials, and use PayPal Merchant services to accept payment for products. We farm out to independent salespersons our telephone- and email-based leads and we pay sales commissions only on closed sales. Installation of our products is typically done by independent electrical contractors. We have established a nationwide network of electrical contractors and electrical service companies to act as installers and resellers of our products across the country.

Manufacturing and Distribution

We own the designs for our PS1200, PS3200 and PS3400 products. We have the products manufactured to our design specifications and under our UL certification by an unrelated third party manufacturer in China. We order from the manufacturer on a purchase order basis. The manufacturer provides warehousing services and will ship to us or directly to our customers. While we currently rely on one manufacturer as the sole supplier of our products, we believe that the components for our products and the manufacturing and warehousing services we receive from our supplier are available from a number of other manufacturers.

Competition

We face direct competition from companies that offer products with similar features. We attempt to compete against these companies on the basis of our brand, marketing, product pricing, product features, and reliability.

We currently have limited financial resources. Our competitors have or may have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have. In addition, other established or new companies may develop or market products competitive with, or superior to, our products.

Government Regulation

Sales of the Company’s products are not dependent on deregulation of the electrical energy market as the Company’s products can be sold in regulated and deregulated markets.  Government approval of the Company’s products is not required.

Effect of Environmental Regulations

The Company is not aware of any federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment with which compliance by the Company has had, or is expected to have, a material effect upon the capital expenditures, earnings, or competitive position of the Company.

Employees

The Company has three full-time employees, Michael Forster, Louis Fox, and David Forster; and employs administrative support staff on a part-time basis.

WHERE YOU CAN GET ADDITIONAL INFORMATION

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 6

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	DESCRIPTION OF PROPERTY.

The corporate office of the Company is located at 3450 Sacramento San Luis Obispo, CA 93401. The Company is currently leasing a 1400 sq/ft warehouse space on a month-to-month basis for $1,500 per month. There is no material agreement between the Company and the landlord.

ITEM 3.	LEGAL PROCEEDINGS.

On October 27, 2009, the Company filed a lawsuit against Ray Baxter, Daniel Acosta, Scott Francis and Arizona Power-Save L.C. (collectively the “Defendants”) for breach of contract.  The Company alleged that the Defendants owed the Company $296,750.00 from renewable energy products sold to Defendants.  Subsequently, all parties entered into a settlement agreement and the case was subsequently dismissed with prejudice on September 23, 2010.

On March 18, 2011, 142 Cross Street, LLC filed a Complaint against the Company in San Luis Obispo Superior Court, seeking damages for breach of contract.  The suit arises from a dispute surrounding a commercial real estate lease.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	[REMOVED AND RESERVED].

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

The Company currently trades on the OTC Bulletin Board under the symbol PWSV.OB.  Because we are quoted on OTCBB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2009 through December 31, 2010.

	Bid
	High	Low
2009 Fiscal Year
First Quarter	$0.33	$0.17
Second Quarter	$0.55	$0.27
Third Quarter	$0.75	$0.26
Fourth Quarter	$.32	$.17
	Bid
	High	Low
2010 Fiscal Year
First Quarter	$.74	$.21
Second Quarter	$.43	$.12
Third Quarter	$.25	$.12
Fourth Quarter	$.19	$.03

Page - 7

Our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission.  That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Record Holders

As of December 31, 2010, an aggregate of 31,306,988 shares of our common stock were issued and outstanding.  As of March 30, 2011, an aggregate of 33,306,988 shares of our common stock were issued and outstanding and were owned by approximately 321 holders of record.

Dividends

Holders of the Company’s  common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of the Company’s Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company’s common stock.

The Company has never declared or paid any dividends on its common stock. The Company does not intend to declare or pay any dividends in the foreseeable future.  We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

On January 29, 2010, the Company issued a total of 1,900,000 shares of restricted common stock in a private placement. The Company received net proceeds from the issuance of $190,000.

On May 18, 2010, the Company issued an additional 200,000 shares of restricted common stock in connection with the January 29, 2010 private placement.

Other than the foregoing and those previously reported, there have been no recent sales of unregistered securities.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 21, 2011, the Company registered two million (2,000,000) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2011 Equity Incentive Plan (the “Plan”), to advance the interests of the Company by providing directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock.

Page - 8

ITEM 6.	SELECTED FINANICAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Revenue for the year ended December 31, 2010 was $3,242,171 compared to $4,701,881 for the year ended December 31, 2009. This was decrease of $1,459,710 (31%) .  The Company had one major project in solar products in 2010 which accounted for approximately 44% of all revenue. The Company is exploring projects that will reduce some of the burden on homeowners to increase residential solar energy and commercial and municipal projects where funding may be available. Sales also decreased for the Company’s energy saving devices for residential and commercial clients. The weakness in home construction and home improvements, particularly in California and the southwestern part of the United States reduced demand for the Company’s products. Sales to wholesale clients and electricians were also weak in 2009. The Company expects the economy to improve which should result in small but steady increases in revenue.

Gross profit for the year ended December 31, 2010 was $1,426,408 compared to $2,442,051 for the year ended December 31, 2009.  This was a decrease of $1,015,643 (42%). Gross profit margins decreased to 51% from 60%. In January 2010 the Company wrote down its solar inventory by approximately $70,000 to reflect the lower replacement cost of the inventory. There was a decrease in the gross profit margins in the wholesale market due to increased competition. Solar products have a much lower gross profit margin than the Company’s power savings devices which decreased the overall gross profit. The costs of goods sold included the cost of the products purchased and warehouse and shipping costs. The decline in the later costs was marginal in 2010.

Advertising and marketing costs for the year ended December 31, 2010 were $366,295 compared to $486,842 for the year ended December 31, 2009. This was a decrease of $120,547 (25%). The Company curtailed its home and commercial power savings devices through television and internet advertising during the year due to the weakness in the economy.

Sales commissions for the year ended December 31, 2010 was $576,654 compared to $1,353,376 for year ended December 31, 2009. This was a decrease of $776,722 (57%). Commissions are based primarily on retail sales and wholesale rates without giving account for discounts by the Company.

General and administrative expenses for the year ended December 31, 2010 were $1,189,631compared to $1,409,445 for the year ended December 31, 2009; a decrease of $219,814 (16%). Bad debt expense increased by approximately $37,000 as the Company determined that they could not collect any funds from Arizona Power-Save and wrote off the deposit from an unsuccessful acquisition in 2008. The Company incurred a consulting fee related to solar projects in 2010, there was no comparable expense in 2009. The major decreases in expenses in 2010 were, a decrease in credit and collection costs associated with online collection services, a decrease in travel and entertainment of $180,000, and a decrease in officers’ compensation by $100,000.

In 2010, the Company incurred an operating loss in 2010,which will be carried back to 2008.The Company has recorded a receivable of $77,402 for prior taxes paid which are recoverable.

Liquidity and Capital Resources

As of December 31, 2010, the current assets exceeded the current liabilities by $894.600.  This is a decrease of approximately $389,483 from December 31, 2009.  The Company loss of $593,705 was partially offset by the $190,000 raised in a private placement in January 2010.  Cash for the period ended December 31, 2010 decreased by $288,109, which included $190,000 from the proceeds of the private placement. The Company received $209,641 of the approximately $290,000 due from the IRS for net operating losses carried back to 2007 and 2008. The Company has made adjustments to its cost structure that should provide a positive cash flow. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

Page - 9

Cash Requirements

Our cash on hand as of December 31, 2010 is $33,528. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company will require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing requirements.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability.  The failure to secure any necessary outside funding could have an adverse affect on our development and results there from and a corresponding negative impact on shareholder liquidity.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Page - 10

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in note 2 of the notes to our financial statements. In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

FASB ASC Topic 855, “Subsequent events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, this Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosure that an entity should make about events or transactions that occurred after the balance sheet date. The FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. The FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was December 31, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

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

Page - 11

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

ITEM 7A.	QUANTITIATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 12

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

POWER-SAVE ENERGY COMPANY
Financial Statements
For the Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF POWER-SAVE ENERGY COMPANY:

We have audited the accompanying balance sheets of Power-Save Energy Company as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power-Save Energy Company as of December 31, 2010  and 2009, and the results of its operations and cash flows for the years ended, December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Gruber & Company
Gruber & Company, LLC
Lake Saint Louis, Missouri

April 7, 2011

Power-Save Energy Company
Balance Sheet
December 31, 2010 and 2009

ASSETS
	2010	2009
Cash and cash equivalents	$33,528	$321,637
Accounts receivable, net of allowance	1,509,690	321,128
Inventory	91,066	433,783
Prepaid expenses	0	7,744
Federal income taxes recoverable	77,402	233,615
Deferred tax asset	0	50,128
Other current assets	0	9,597
Total current assets	1,711,686	1,377,632

Equipment, net of accumulated depreciation	53,067	52,853
Intangible assets, net of accumulated amortization	8,618	9,452
Direct response advertising - net	63,710	135,220
Other assets	1,400	28,705
Total assets	$1,838,481	$1,603,862
Commitments and contingencies

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$579,561	$93,549
Line of Credit	70,484
Other current liabilities	166,212
Income taxes payable	828
Total current liabilities	817,085	93,549

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized
31,306,988 and 28,956,884 issued and outstanding	31,307	28,957
Additional paid-in-capital	1,539,564	1,292,914
Retained earnings (accumulated deficit)	(549,475)	188,442
Total stockholders' equity	1,021,396	1,510,313
Total liabilities and stockholders' equity	$1,838,481	$1,603,862

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statements of Operations
For the Years ended December 31, 2010 and 2009

	2010	2009

Revenue	$3,242,171	$4,701,881

Cost of sales
Merchandise	1,717,604	2,036,287
Other costs	98,159	223,543

Total cost of sales	1,815,763	2,259,830
Gross margin	1,426,408	2,442,051

Operating expenses
Advertising and promotion	366,295	486,842
Sales commissions	576,654	1,353,376
General and administrative	1,223,631	1,409,445

Total operating costs and expenses	2,166,580	3,249,663
Net (loss) before provision for income taxes and other income (expenses)	(740,172)	-807,612
Investment (loss)	0	-60,000
Net (loss) before provision for income taxes	(740,172)	-867,612

Provision for (recovery of) income taxes	(2,255)	-292,117
Net (loss)	$(737,917)	$(575,495)
Loss per common share:
Basic	$(0.02)	$(0.02)
Shares used in computing loss per share	30,945,910	28,956,884

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statement of Stockholders' Equity

			Additional	Retained
	Common Stock		Paid- in	Earnings (Accumulated
	Issued	Amount	Capital	Deficit)	Total

Balance, January 1, 2009	28,956,884	$28,957	$1,292,914	$763,936	$2,085,807

Net (loss) for the year ended				(575,494)	(575,494)
December 31, 2009

Balance, December 31, 2009	28,956,884	$28,957	$1,292,914	$188,442	$1,510,313

Private placement January 29, 2010	1,900,000	1,900	188,100	-	190,000

Private Placement May 18, 2010	200,000	200	33,800	-	34,000

Shares Issued for Consulting Fees 250,104		250	24,750	-	25,000

Net (loss) for the year ended
December 31, 2010	-	-	-	(737,917)	(737,917)

Balance, December 31, 2010	31,306,988	$31,307	$1,539,564	$(549,475)	$1,021,396

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statements of Cash Flows
For The Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net (loss)	$(737,917)	$(575,494)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities
Depreciation and amortization	3,369	10,666
Shares issued for Consulting	25,000

Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(1,188,562)	623,925
Decrease in inventory	342,718	440,089
(Increase) decrease in prepaid expenses	72,010	(66,436)
(Increase) decrease in income taxes recoverable	165,810	(233,615)
(Increase) decrease in deferred taxes	50,128	(50,128)
(Increase) decrease in other assets	7,244	(9,597)
Increase (decrease) in accounts payable	646,647	37,062
Increase (decrease) in other liabilities	6,376	(125,520)
Increase (decrease) in income taxes payable	29	(227,348)
Net cash used in operating activities	(573,149)	(176,396)

Cash flows from (used in) investing activities
Security deposits	27,305	-
Acquisition of equipment	(2,749)	(15,216)
Net cash used by investing activities	24,556	(15,216)

Cash flows from financing activities
Net proceeds from private placement	190,000	-
Net Proceeds from line of credit, net	70,484	-
Net cash provided by financing activities	260,484	-

Net (decrease) in cash and cash equivalents	(288,109)	(191,612)
Cash and cash equivalents at beginning of year	321,637	513,249

Cash and cash equivalents at end of year	$33,528	$321,637

Supplemental disclosure of cash flow information

Income taxes paid	0	0
Interest paid	0	0

The accompanying notes are an integral part of these financial statements.

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Principal Activities

Organization and Description of Business

Power-Save Energy Company (the “Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation was filed to change its name from Mag Enterprises, Inc. to Safari Associates, Inc. On September 12, 2006, an Amendment to the Articles of Incorporation was filed to change its name from Safari Associates, Inc. to Power-Save Energy Company.

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

Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At December 31, 2010 the carrying cost of these instruments approximate their fair value.

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

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Years
Machinery and equipment	5-7

For federal income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Equipment and leasehold improvements consists of the following at December 31, 2010:
Description	2010	2009

Furniture and equipment	$70,585	$67,836

Less accumulated depreciation	17,518	14,983

	$53,067	$52,853

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

The Company accounts for its stock-based compensation in accordance with ASC Topic 740, "Share-Based Payment, and an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were no stock options granted during the period ended December 31, 2010.

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

Page - 20

POWER-SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

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

Page - 21

POWER-SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

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

Page - 22

POWER-SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Issued Update (“ASU”) No. 2010-28—Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

Page - 23

Note 4 - Commitments and Contingencies

The Company entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.  The Company moved out of the location in 2010 and entered into a settlement agreement with the landlord for a total of $30,000 to release it from further obligations under the lease. The current corporate office of the Company is located 3450 Sacramento San Luis Obispo, CA 93401. The Company is currently leasing a 1400 sq/ft warehouse space on a month-to-month basis for $1,500 per month. There is no material agreement between Company and the landlord.

The Company has negotiated a line of credit with a bank in the amount of $71,000. The current interest rate on the line of credit is 8.75%. The current balance due on the line of credit is $70,484

Note 5 - Income Taxes
The provision for income taxes consists of the following:
	2010	2009
Federal income (recovery) tax	($3,055)	($293,117)
State income tax	800	1,000
Total	(2,255)	(292,117)

Income taxes based on statutory tax rates are as follows
Federal income taxes	(208,586)	(294,117)
State income tax	800	1,000
Other	205,531	0
Permanent timing differences		1,000

Total	($2,255)	($292,117)

POWER-SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of December 31, 2010 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	3,892
$8,618

Note 7- Private Placement

On January 29, 2010, the Company issued a total of 1,900,000 shares of restricted common stock in a private placement. The Company received net proceeds from the offering of $190,000.  The Company issued 250,104 shares of common stock for consulting services associated with this private placement valued at market value of $25,000.

On May 18, 2010, an additional 200,000 shares of restricted common stock was issued in connection with the January 29, 2010 Private Placement.  These shares were valued at market value of $34,000.

Page - 24

Note 8- Other Developments

On February 9, 2010, the Company announced a contract from California Power-Save to supply a complete photovoltaic solar system for installation on a lighted Billboard in Sonoma County California. On the back of the Sonoma County Energy Independence Program, the Company and CA Power-Save will be installing 1.225k grid-tie solar systems complete with new retrofit high efficiency lighting on a Billboard owned by Veale Investment Properties. The first installation for Veale Investment Properties will be on a high profile Billboard along the U.S. Route 101 Freeway in Santa Rosa, CA.

On March 1, 2010, Solar Acquisition Corp. (“Solar Acquisition”) announced an agreement to form a joint venture with the Company to offer solar products and services to the retail market. Under the proposed joint venture, Solar Acquisition and the Company will offer products and services to individual users in the U.S. market. The Company currently markets its solar panels directly to the end user through a national network. Solar Acquisition expects to develop additional opportunities as a result of its anticipated activities in the commercial and municipal markets. The Company’s expertise in the retail sector will allow Solar Acquisition to monetize these opportunities faster and more efficiently.

On March 30, 2010, the Company announced the Patent Pending Status number 61/318,445 for Green Billboard Design. The Company’s provisional patent application titled, "Solar Powered Illumination Apparatus" was filed with the USPTO on March 29, 2010 and now entitles the Company to market the Green Billboard package as Patent Pending.

Note 9- Subsequent Events

On January 21, 2011, the Company registered two million (2,000,000) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2011 Equity Incentive Plan (the “Plan”), to advance the interests of the Company by providing directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock.  The Company has  issued the 2,000,000 shares as of March 31, 2011.

On March 18, 2011, 142 Cross Street, LLC filed a Complaint against the Company in San Luis Obispo Superior Court, seeking damages for breach of contract.  The suit arises from a dispute surrounding a commercial real estate lease.

Note 10- Concentrations

Approximately 43% of the Company’s revenue for 2010 was derived from Power-Save of California and accounts receivable at December 31, 2010 from this customer represented 98% of total accounts receivable.

Page - 25

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2010 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Page - 26

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Michael Forster, 44	Principal Executive Officer	Since 2006	None
	Director	Since 2006
Louis Fox, 62	Principal Financial Officer	Since 2009	None
David J. Forster, 40	President	Since 2009	None
	Director	Since 2007
Gary D. Stanwyck, 54	Director	Since 2008	None

Term of Office

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

Background and Business Experience

MICHAEL FORSTER, Principal Executive Officer and Director - Mr. Forster founded the Company and has been its Principal Executive Officer since September 2006.  He served as the President of the Company from September 2006 to January 2009 and its Principal Accounting Officer and Principal Financial Officer until January 2009.  Prior to working for the Company, Mr. Forster served as a Director and President ... of Tabatha V Inc. since October 2005.  He is an experienced entrepreneur in all facets of business. He has organized and executed the start-up of companies, worked under contract in both the private and public company sectors to affect corporate and financial restructuring, and held senior management level positions at a Fortune 500 company.  He currently serves as Director of Biopack Environmental Solutions, Inc. since April 29, 2008.  Mr. Forster holds a Bachelor of Science Degree in Aeronautical Engineering from California Polytechnic State University.

LOUIS FOX, Principal Financial Officer - Mr. Fox is a Certified Public Accountant with over 30 years of accounting experience. For the past twenty years he has practiced accounting in his own firm. Prior to starting his own firm, he worked for several medium to large accounting firms. Mr. Fox has a Bachelor of Arts degree in science from Alfred University and was enrolled in a Masters in accounting program at Pace University.

Page - 27

DAVID J. FORSTER, President and Director – Mr. Forster attended California Polytechnic State University in 1988 where he received his Bachelor of Arts Degree in Political Science with a minor in Business.  In 1997, Mr. Forster held a corporate position with Kaiser Permanente Medical Group in Oakland, California.  While at Kaiser Permanente, Mr. Forster proved to be a valued high-level employee by assisting Labor-Management with reorganizing over 3000 union employees and at the same time resolving sensitive labor issues. In 1999, Mr. Forster became a senior level manager for the Kaiser Call Center Project where he added to the Call Centers’ success by evaluating statistics and making accurate recommendations on the efficiency and financial viability of the overall projects performance and livelihood.  In 2002, Mr. Forster left Kaiser Permanente to open his own restaurant, Longboards Grill in Pismo Beach, California. For almost 4 years he organized and executed the start-up, creation, and design of the restaurant concept and operation. In October of 2006, David sold his profitable and well-known business.  In 2007, Mr. Forster became a director of the Company.

GARY D. STANWYCK, M.D. F.A.P.A., Director – Dr. Stanwyck graduated from Stanford University in Biology in 1971 and Stanford Medical School in 1975. He completed his medical internship and a Residency in Psychiatry in 1978 at the University of California, Davis. He began a private practice in psychiatry in San Luis Obispo, California in 1978. He subsequently opened and operated a multi-disciplinary outpatient mental health clinic.  As a joint venture project with French Hospital Medical Center, Dr. Stanwyck opened the Central Coast Psychiatric Center, an in-patient and day care facility where he served as Medical Director of the unit. As a member of the French Hospital Medical Staff, he was Chairman of the By-laws and Quality Assurance Committees, Chief of the Medical Staff, and a member of the Board of Directors.  From 1995 until 2006, Dr. Stanwyck worked with the California Department of Corrections. He was a member of the state wide Health Services Division Strategic Task Force and Co-Chairperson of the state wide Quality Improvement Training Committee. At the California Men's Colony in San Luis Obispo, California he was Chairperson of the Medical Staff Quality Assessment and Improvement Committe and Chief of the Medical Staff. Dr Stanwyck has been a Diplomat of the American Board of Psychiatry and Neurology since 1983. He was elected a Fellow of the American Psychiatric Association in 2004. Since 1996 he has been a member of the National Examination Committee for Psychiatry Board Certification. Since 2006, Dr. Stanwyck has been practicing Forensic Psychiatry in San Luis Obispo, California.

Identification of Significant Employees

We have no significant employees other than Michael Forster, our Principal Executive Officer, Louis Fox, our Principal Financial Officer, and David Forster, our President.

Audit Committee

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics was filed with the SEC on January 3, 2005 as part of our Annual Report on Form 10-KSB.  A copy of the Code of Ethics is posted on our website at www.power-save.com. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to Attn: Mr. Michael Forster, 3940-7 Broad Street, Suite #200, San Luis Obispo, CA 93401. The Company's telephone number is (866) 297-7192.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Page - 28

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)
A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Page - 29

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2010, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2010 and 2009:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Forster Principal Executive Officer	2010	$ 154,788	nil	nil	$0	nil	nil	$nil	$0
	2009	$ 240,000	100,000	nil	$0	nil	nil	$nil	$0
Louis Fox Principal Financial Officer	2010	$ 54,000	nil	nil	$0	nil	nil	$nil	$0
	2009	$ 54,000	nil	nil	$0	nil	nil	$nil	$0
David J. Forster President	2010	$ 304,473	nil	nil	$0	nil	nil	$nil	$0
	2009	nil	nil	nil	$0	nil	nil	481,690(1)	$0

(1)	481,690 based on sales commissions.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS
Name	Number of Common Shares Underlying Unexercised Options (#) Exercisable	Number of Common Shares Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Forster	0	0	nil	$ 0
Total	0	0
Louis Fox	0	0	nil	$ 0
Total	0	0
David J. Forster	0	0	nil	$ 0
Total	0	0
Gary Stanwyck	0	0	nil	$ 0
Total	0	0
TOTAL	0	0	nil	$ 0

Page - 30

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Michael J. Forster	nil	nil	nil	nil	nil	nil	nil
David J. Forster	nil	nil	nil	nil	nil	nil	nil
Gary Stanwyck	nil	nil	nil	nil	nil	nil	nil

We do not pay members of the Board of Directors any set fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

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

Page - 31

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 30, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Michael Forster (3)(4)	Common	10,935,540	32.83%
Louis Fox (3)(5)	Common	1,000,000	3.00%
David J. Forster (3)(6)	Common	0	0.00%
Gary Stanwyck (3)(7)	Common	97,100	0.29%
All Officers and Directors as a Group	Common	12,032,640	36.12%

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)           Based on 33,306,988 issued and outstanding shares of common stock as of March 30, 2011.

(3)	The address of the referenced individual is c/o Power-Save Energy Company, 3450 Sacramento San Luis Obispo, CA 93401.

(4)	Michael Forster is a Director and the Company's Principal Executive Officer. His beneficial ownership includes 10,935,540 common shares.

(5)	Louis Fox is the Company's Principal Financial Officer. His beneficial ownership includes 1,000,000 common shares.

(6) David J. Forster is a Director and the Company's President. His beneficial ownership includes 0 common shares.

(7) Gary Stanwyck is a Director of the Company. His beneficial ownership includes 97,100 common shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•        Disclosing such transactions in reports where required;
•        Disclosing in any and all filings with the SEC, where required;
•        Obtaining disinterested directors consent; and
•        Obtaining shareholder consent where required.

Page - 32

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  According to the NASDAQ definition, neither Michael Forster, nor David Forster nor Gary Stanwyck are independent directors of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees	$18,750	$20,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$18,750	$20,000

Audit Fees

During the fiscal years ended December 31, 2010, we incurred approximately $8,750 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $20,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

Page - 33

PART IV

ITEM 15.	EXHIBITS.

(a)	Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01(a)	Certificate of Incorporation	Filed with the SEC on April 4, 2000 as part of our Registration Statement on Form 10-SB.
3.01(b)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on April 4, 2000 as part of our Registration Statement on Form 10-SB.
3.01(c)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on April 4, 2000 as part of our Registration Statement on Form 10-SB.
3.01(d)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on November 14, 2002 as part of our Quarterly Report on Form 10-QSB.
3.01(e)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on November 14, 2002 as part of our Quarterly Report on Form 10-QSB.
3.01(f)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on April 9, 2003 as part of our Current Report on Form 8-K.
3.01(g)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on May 22, 2007 as part of our Registration Statement on Form SB-2.
3.02	By-Laws	Filed with the SEC on April 4, 2000 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan	Filed with the SEC on January 21, 2011 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on January 21, 2011 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement for Stock Units	Filed with the SEC on January 21, 2011 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on January 21, 2011 as part of our Registration Statement on Form S-8.
14.01	Code of Ethics	Filed with the SEC on January 3, 2005 as part of our Annual Report on Form 10-KSB.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 34

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-SAVE ENERGY COMPANY

Dated: April 13, 2011	/s/ Michael Forster
By: Michael Forster Its: Principal Executive Officer

Dated: April 13, 2011	/s/ Louis Fox
By: Louis Fox Its: Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 13, 2011	/s/ David Forster
By: David Forster Its: Director

Dated: April 13, 2011	/s/ Gary D. Stanwyck
By: Gary D. Stanwyck Its: Director

Page - 35