Form 10-Q
period 2011-03-31
POWER-SAVE ENERGY CO
filed 2011-05-13
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number: 000-30215

POWER-SAVE ENERGY COMPANY
 (Exact name of registrant as specified in its charter)

Utah	87-9369569
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3940-7 Broad Street, #200, San Luis Obispo, CA 93401
(Address of principal executive offices)

(866) 297-7192
(Issuer's telephone number)

with a copy to:
Carrillo, Huettel & Zouvas, LLP
3033 Fifth Ave. Suite 400
San Diego, CA 92103
Telephone (619) 546-6100
Facsimile: (619) 546-6060

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒       No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐     No (Not required)☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer     ☐                                                                                     Accelerated Filer    ☐

Non-Accelerated Filer    ☐                                                                             Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐   No ☒

As of May 11, 2011, there were 68,328,188 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Page - 1

POWER-SAVE ENERGY COMPANY*

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4.	CONTROLS AND PROCEDURES	15
PART II	OTHER INFORMATION

ITEM 1. ITEM 1A.	LEGAL PROCEEDINGS RISK FACTORS	16 16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4.	[REMOVED AND RESERVED]	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS	16

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Power-Save Energy Company (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "PWSV" refers to Power-Save Energy Company.

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Page - 3

POWER-SAVE ENERGY COMPANY
BALANCE SHEET AT MARCH 31, 2011
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash and Cash Equivalents	$23,486	$33,528
Accounts receivable, net of allowance	1,524,568	1,509,690
Inventory	72,079	91,066
Federal income taxes recoverable	56,582	77,402
Other current assets	14,485	0
Total current assets	1,691,200	1,711,686

Equipment, net of accumulated depreciation	42,277	53,067
Intangible assets, net of accumulated amortization	8,410	8,618
Direct response advertising-net	45,708	63,710
Other assets	1,400	1,400
Total assets	$1,788,995	$1,838,481

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$589,706	$579,561
Line of credit	68,724	70,484
Other current liabilities	264,512	166,212
Income taxes payable	829	818
Total current liabilities	923,771	817,075

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
Authorized, 33,306,988 and 31,306,988 issued and outstanding	33,307	31,307
Additional paid-in-capital	1,576,064	1,539,564
Retained earnings (accumulated deficit)	(744,147)	(549,475)
Total stockholders' equity	865,224	1,021,396
Total liabilities and stockholders' equity	$1,788,995	$1,838,471

The accompanying notes are an integral part of these financial statements.

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
Revenue, net	$332,336	$573,819

Cost of sales
Merchandise	176,609	153,153
Other costs	13,985	27,622
Total cost of sales	190,594	180,775

Gross margin	141,742	393,044

Operating expenses
Advertising and promotion	71,852	90,390
Sales commissions	58,142	187,877
General and administrative	206,420	240,432
Total operating costs and expenses	336,414	518,699

Net income (loss) before provision for income taxes	(194,672)	(125,655)

Provision for (recovery of) income taxes	0	(5,773)

Net income (loss)	$(194,672)	$(119,882)

Earnings per common share:	$(0.01)	$(0.00)

Shares used in computing earnings per share	32,862,543	30,443,662

The accompanying notes are an integral part of these financial statements.

 POWER SAVE ENERGY COMPANY.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2011 AND 2010
(Unaudited)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(194,672)	$(119,882)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities:
Depreciation and amortization	10,999	842
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(14,879)	(9,955)
(Increase) decrease in inventory	18,987	68,344
(Increase) decrease in prepaid expenses	18,002	21,101
(Increase) in other assets	(14,485)
(Increase) in income taxes recoverable	20,820	(45,385)
Decrease in deferred tax credits	0	39,578
Increase in accounts payable and other liabilities	146,946	39,536
Increase (decrease) in taxes payable		(800)

Net cash provided (used) by operating activities	(8,282)	(6,621)

Cash flows from investing activities
Increase in equipment
Investments

Net cash provided (used) by investing activities

Cash flows from financing activities
Repayment of line of credit	(1,760)
Proceeds from sale of common stock		190,000
Net cash provided (used) by financing activities	(1,760)	190,000

Net increase (decrease) in cash and cash equivalents	(10,042)	183,379

Cash and cash equivalents at beginning of period	33,528	321,637

Cash and cash equivalents at end of period	23,486	505,016

Supplemental disclosure of cash flow information:
Other non-cash financing sources
Common stock issued to settle Accounts Payable	$38,500	$0

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K containing the Company's audited financial statements as of and for the year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2011.

Note 1 - Organization and Principal Activities

Organization and Description of Business

Power-Save Energy Company (the “Company”) is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation was filed to change its name from Mag Enterprises, Inc. to Safari Associates, Inc. On September 12, 2006, an Amendment to the Articles of Incorporation was filed to change its name from Safari Associates, Inc. to Power-Save Energy Company.

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

Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At March 31, 2011 the carrying cost of these instruments approximate their fair value.

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

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

Equipment and leasehold improvements consists of the following at March31, 2011:
Description	2011	2010
Furniture and equipment	$70,585	$70,585
Less accumulated depreciation	28,308	17,518
TOTAL	$42,277	$53,067

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

POWER-SAVE ENERGY COMPANY
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

POWER-SAVE ENERGY COMPANY
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

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Issued Update (“ASU”) No. 2010-28— Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 . This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

Note 4 - Commitments and Contingencies
The Company entered into a lease for showroom and warehouse space beginning on June 15, 2008 for a period of five years expiring on June 14, 2013.  The Company moved out of the location in 2010 and entered into a settlement agreement with the landlord for a total of $30,000 to release it from further obligations under the lease. On March 18, 2011, 142 Cross Street, LLC filed a Complaint against the Company in San Luis Obispo Superior Court, seeking damages for breach of contract.  The suit arises from a dispute surrounding a commercial real estate lease. The current corporate office of the Company is located at 3450 Sacramento San Luis Obispo, CA 93401. The Company is currently leasing a 1400 sq/ft warehouse space on a month-to-month basis for $1,500 per month. There is no material agreement between the Company and the landlord.

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company has negotiated a line of credit with a bank in the amount of $71,000. The current interest rate on the line of credit is 8.75%. The current balance due on the line of credit as of March 31, 2011, is $68,724.

Note 5 - Income Taxes
The provision for income taxes consists of the following:
	2011	2010
Federal income (recovery) tax	$0	$(3,055)
State income tax	0	800
Total	$0	$(2,255)

Note 6 - Intangible Assets
Intangible assets consist of those acquired in the asset purchase agreement in 2006 with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of March 31, 2011 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	4,100
$8,410

Note 7 - Stockholders Equity
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

On January 21, 2011, the Company registered two million (2,000,000) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2011 Equity Incentive Plan (the “Plan”), to advance the interests of the Company by providing directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock.  The Company issued the 2,000,000 shares as of March 31, 2011.

Note 8 - Going Concern
The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Note 9 - Subsequent Events
On April 21, 2011, the Company issued 16,521,200 shares of its common stock to Michael Forster for services rendered to the Company from January 1, 2009 through December 31, 2010.

On April 21, 2011, the Company issued 1,500,000 shares of its common stock to WorldBridge Partners, Inc., in exchange for $15,000, pursuant to a Subscription Agreement dated January 20, 2011.

On April 21, 2011, the Company issued 2,100,000 shares of its common stock to J&C Resource LLC, in exchange for $21,000, pursuant to a Subscription Agreement dated March 28, 2011.

On April 21, 2011, the Company issued 1,000,000 shares of its common stock to David Megan, in exchange for $10,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 2,000,000 shares of its common stock to the Robert E. Dickey Childrens Irrevocable Trust, in exchange for $20,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 3,000,000 shares of its common stock to John DeLorme, in exchange for $30,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 1,000,000 shares of its common stock to Structured Management Inc., in exchange for $10,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 2,400,000 shares of its common stock to WorldBridge Partners, Inc., in exchange for $24,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 1,500,000 shares of its common stock to WorldBridge Partners, Inc., in exchange for $15,000, pursuant to a Subscription Agreement dated March 30, 2011.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared to March 31, 2010

Revenue for the three months ended March 31, 2011 was $332,336 compared to $573,819 for the three months ended March 31, 2010. This was a decrease of $241,483 or 42%. Sale of solar and solar related products for the quarter ended March 31, 2011, were negligent. Sales of all other products continue to be weak as the Company has reduced advertising and promotion.

Gross profit for the three months ended March 31, 2011 was $141,742 compared to $393,044 for the three months ended March 31, 2010. This was a decrease of $251,302 or 64%. The gross profit margin for the three months ended March 31, 2011 was 43% compared to 68% for the three months ended March 31, 2010. The Company incurred additional costs related to a major solar project completed in 2010.

Advertising and marketing expense for the three months ended March 31, 2011 was $71,852 compared to $90,390 for the three months ended March 31, 2010. This is a decrease of $18,538. The Company eliminated its television advertising during the three months ended March 31, 2011.

Sales commissions for the three months ended March 31, 2011 were $58,142 compared to $187,877 for the three months ended March 31, 2010. This was a decrease of $148,273 (78%). Commissions are based primarily on retail rates and wholesale rates without discounts.

General and administrative expenses for the three months ended March 31, 2011 were $206,420 compared to $240,432 for the three months ended March 31, 2010. This is a decrease of $32,892 (14%). The major increases in general and administrative expenses during the three months ended March 31, 2011 was legal fees by $23,000. Credit and collection costs decreased by approximately $11,000, rent decreased by $13,000, consulting decreased by $16,000 and travel decreased by $19,000

The Company incurred an operating loss during the three months ended March 31, 2011, therefore no provision was made for federal or state income taxes. The Company has a net operating loss carry-forward of approximately $600,000.

Liquidity and Capital Resources

As of March 31, 2011 the current assets exceed the current liabilities by $767,429. The Company has made adjustments to its cost structure that should provide a positive cash flow. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

Cash Requirements

Our cash on hand as of March 31, 2011 is $23,486. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Page - 13

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

Page - 14

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2011.

Page - 15

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                       LEGAL PROCEEDINGS

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

ITEM 1A.                                RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.            Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

  2.          Subsequent Issuances:

On April 21, 2011, the Company issued 16,521,200 shares of its common stock to Michael Forster for services rendered to the Company from January 1, 2009 through December 31, 2010.

On April 21, 2011, the Company issued 1,500,000 shares of its common stock to WorldBridge Partners, Inc., in exchange for $15,000, pursuant to a Subscription Agreement dated January 20, 2011.

On April 21, 2011, the Company issued 2,100,000 shares of its common stock to J&C Resource LLC, in exchange for $21,000, pursuant to a Subscription Agreement dated March 28, 2011.

On April 21, 2011, the Company issued 1,000,000 shares of its common stock to David Megan, in exchange for $10,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 2,000,000 shares of its common stock to the Robert E. Dickey Childrens Irrevocable Trust, in exchange for $20,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 3,000,000 shares of its common stock to John DeLorme, in exchange for $30,000, pursuant to a Subscription Agreement dated March 30, 2011.

Page - 16

On April 21, 2011, the Company issued 1,000,000 shares of its common stock to Structured Management Inc., in exchange for $10,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 2,400,000 shares of its common stock to WorldBridge Partners, Inc., in exchange for $24,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 1,500,000 shares of its common stock to WorldBridge Partners, Inc., in exchange for $15,000, pursuant to a Subscription Agreement dated March 30, 2011.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                        EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01(a)	Certificate of Incorporation	Filed with the SEC on April 4, 2000 as part of our Registration Statement on Form 10-SB.
3.01(b)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on April 4, 2000 as part of our Registration Statement on Form 10-SB.
3.01(c)	Certificate of Amendment to Articles of Incorporation	Filed with the SEC on April 4, 2000 as part of our Registration Statement on Form 10-SB.
3.01(d)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on November 14, 2002 as part of our Quarterly Report on Form 10-QSB.
3.01(e)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on November 14, 2002 as part of our Quarterly Report on Form 10-QSB.
3.01(f)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on April 9, 2003 as part of our Current Report on Form 8-K.
3.01(g)	Articles of Amendment to Articles of Incorporation	Filed with the SEC on May 22, 2007 as part of our Registration Statement on Form SB-2.
3.02	By-Laws	Filed with the SEC on April 4, 2000 as part of our Registration Statement on Form 10-SB.
4.01	2011 Equity Incentive Plan	Filed with the SEC on April 20, 2011 as part of our Registration Statement on Form S-8.
4.02	Sample Stock Option Agreement	Filed with the SEC on April 20, 2011 as part of our Registration Statement on Form S-8.
4.03	Sample Stock Award Agreement for Stock Units	Filed with the SEC on April 20, 2011 as part of our Registration Statement on Form S-8.
4.04	Sample Stock Award Agreement for Restricted Stock	Filed with the SEC on April 20, 2011 as part of our Registration Statement on Form S-8.
14.01	Code of Ethics	Filed with the SEC on January 3, 2005 as part of our Annual Report on Form 10-KSB.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 17

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-SAVE ENERGY COMPANY

Dated: May 13, 2011	/s/ Michael Forster
By: Michael Forster Its: Chief Executive Officer

Dated: May 13, 2011	/s/ Louis Fox
By: Louis Fox Its: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 13, 2011	/s/ David Forster
By: David Forster Its: Director

Dated: May 13, 2011	/s/ Gary D. Stanwyck
By: Gary D. Stanwyck Its: Director

Page - 18