Form 10-Q
period 2011-06-30
POWER-SAVE ENERGY CO
filed 2011-08-10
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Zouvas Law Group, P.C.
2368  Second Avenue
San Diego, CA 92101
Telephone (619) 688-1116
Facsimile: (619) 704-7068

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☐                                                                 Accelerated Filer                       ☐

Non-Accelerated Filer       ☐                                                                 Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

As of, August 02, 2011, there were 73,328,188 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Page - 3

	POWER-SAVE ENERGY COMPANY
	CONSOLIDATED BALANCE SHEETS
	( unaudited )
	As of JUNE 30, 2011 and December 31, 2010

		June 30	December 31,
		2011	2010

	ASSETS
Current Assets:
Cash and cash equivalents		$65,044	$33,528
Accounts receivable, net of allowance		1,525,119	1,509,690
Inventory		69,475	91,066
Federal income taxes recoverable		3,365	77,402
Total current assets		1,663,003	1,711,686
Equipment, net of accumulated depreciation		39,604	53,067
Intangible assets, net of accumulated amortization		8,201	8,618
Direct response advertising-net		30,344	63,710
Other assets		1,400	1,400
Total assets		$1,742,552	$1,838,481

	LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable		$574,313	$579,561
Line of credit		65,704	70,484
Other current liabilities		66,563	166,212
Income taxes payable		-	828
Total current liabilities		706,580	817,075

Stockholders equity
Preferred stock, $0.01 par value, 10,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
Authorized, 73,328,188 and 31,306,988 issued and outstanding		72,328	31,307
Additional paid-in-capital		1,927,255	1,539,564
Retained earnings (accumulated deficit)		(963,611)	(549,475)
Total stockholders equity		1,035,972	1,021,396
Total Liabilities and stockholders equity		$1,742,552	$1,838,481

The accompanying notes are an integral part of these financial statements.

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six Months		Three months

	2011	2010	2011	2010
Revenue, net	$503,839	$1,125,502	$171,503	$551,683

Cost of sales
Merchandise	255,452	362,139	78,843	208,986
Other costs	25,012	58,165	11,027	30,543
Total cost of sales	280,464	420,304	89,870	230,529

Gross margin	223,375	705,198	81,633	321,154
Operating expenses
Advertising and promotion	115,069	202,822	43,217	112,432
Sales commissions	113,560	371,281	55,418	183,404
General and administrative	410,000	448,990	203,580	208,558
Total operating costs and expenses	638,629	1,023,093	302,215	504,394

Net income (loss) before provision for income taxes	(415,254)	-317,895	(220,582)	-183,240

Provision for (recovery of) income taxes	0	(5,593)	0	180

Net income (loss)	$(415,254)	$(312,302)	$(220,582)	$(183,420)

Earnings per common share:	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Shares used in computing earnings per share	61,247,262	30,645,773	46,939,613	30,856,884

The accompanying notes are an integral part of these financial statements.

POWER-SAVE ENERGY COMPANY
STATEMENTS OF CASH FLOWS
( unaudited )
For the Six Months Ended June 30, 2011 and 2010

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM ACTIVITIES:
Net income (loss)	$ (415,254)	$ (312,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,880	1,684
Changes in operating assets and liabilities:
Accounts receivable	(14,309)	14,222
Inventory	21,590	163,487
Prepaid expenses	33,366	17,205
Income taxes recoverable	74,037	(55,755)
Deferred tax credits	-	50,128
Accounts payable and other liabilities	98,815	1,538
Taxes payable	(829)	(800)
Net cash used in operating activities	(188,704)	(120,593)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

Increase in equipmnet	-	-
Investments	-	-
Net cash provided (used) by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Reduction in line of credit	(4,780)	-
Proceeds from sale of common stock	145,000	190,000
Net cash provided (used) by financing activities	140,220	190,000
Net increase (decrese) in cash and cash equivalents	31,516	69,407

CASH AND CASH EQUIVALENTS, beginning of period	33,528	321,637

CASH AND CASH EQUIVALENTS, end of period	$ 65,044	$ 391,044

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cmmon Stock issued to settle accounts payable	$ 203,712	-
Common Stock issued for services	$ 80,000	-
Income taxes paid	$0	$ 34

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K containing the Company's audited financial statements as of and for the year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2011.

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

Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At June 30, 2011 the carrying cost of these instruments approximate their fair value.

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
F-4
POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

Equipment and leasehold improvements consists of the following at June 30, 2011:
Description	2011	2010
Furniture and equipment	$ 70,585	$ 70,585
Less accumulated depreciation	30,981	19,000
TOTAL	$ 39,604	$ 51,585

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

Page - 8

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

Direct Response Advertising
Direct response advertising and associated costs capitalized and amortized to selling, general and administrative expenses on a straight line basis after production. Costs are amortized on a straight line basis over 3 years. Management assesses the reliability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the carrying amounts of such assets to the probably remaining future net cash flows expected to result directly from such advertising. Advertising that does not meet the capitalization requirements is expensed in the current period.

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

Page - 9

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

Page - 10

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amend Subtopic 82010,”Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment( or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying  investments of the investee in accordance with Topic 820. This amendments in this Update also require disclosures by major category of investment about the attributes of investments with the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investment at the measurement date, any unfunded commitments( for example, a contractual commitment by the investor to invest in a specific amount of additional capital at a future date to fund investments that will be made by the investee),and the investment strategies of the investee. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 321-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non-recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria. The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Earlier application is permitted in financial statements for earlier interim and annual periods that have not been issued.

FASB ASC Topic 740, “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. The guidance answers the following questions: (i) Is the income tax paid by the entity attributable to the entity or its owners? (ii)What constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity? (iii) How should accounting for uncertainty in income taxes be applied when a group of related entities comprise both taxable and nontaxable entities? In addition to, this Update decided to eliminate the disclosure required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The implementation guidance will apply to financial statements of nongovernmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Issued Update (“ASU”) No. 2010-28— Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Page - 11

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

surrounding a commercial real estate lease. The current corporate office of the Company is located at 3450 Sacramento San Luis Obispo, CA 93401. The Company is currently leasing a 1400 sq/ft warehouse space on a month-to-month basis for $1,500 per month. There is no material agreement between the Company and the landlord.

The Company has negotiated a line of credit with a bank in the amount of $71,000. The current interest rate on the line of credit is 8.75%. The current balance due on the line of credit as of June 30, 2011, is $65704.

Note 5 - Income Taxes
The provision for income taxes consists of the following:
	2011	2010
Federal income (recovery) tax	$0	($55,755)
State income tax	0	34
Deferred tax credit	$0	50,128
Total	$0	(5,593)
Income taxes based on statutory tax rates are as follows Federal income taxes
State income taxes	(145,339)	(106,800)
Other	(37,373)	(27,456)
Valuation Allowance	182,712	128,663
Total	0	(5,593)

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement in 2006 with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of June 30, 2011 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	4,309
$8,201

Note 7 - Stockholders Equity

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

 On April 20, 2011, the Company registered two million (4,000,000) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2011 Equity Incentive Plan (the “Plan”), to advance the interests of the Company by providing directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock

On April 21, 2011, the Company issued 16,521,200 shares of its common stock to Michael Forster for services rendered to the Company from January 1, 2009 through December 31, 2010.

On April 21, 2011, the Company issued 1,500,000 shares of its common stock to WorldBridge Partners, Inc., in exchange for $15,000, pursuant to a Subscription Agreement dated January 20, 2011.

Page - 12

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

On April 21, 2011, the Company issued 2,100,000 shares of its common stock to J&C Resource LLC, in exchange for $21,000, pursuant to a Subscription Agreement dated March 28, 2011.

On April 21, 2011, the Company issued 1,000,000 shares of its common stock to David Megan, in exchange for $10,000, pursuant to a Subscription Agreement dated March 30, 2011.

On April 21, 2011, the Company issued 2,000,000 shares of its common stock to the Robert E. Dickey Children’s Irrevocable Trust, in exchange for $20,000, pursuant to a Subscription Agreement dated March 30, 2011.

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

On June 20, 2011, the Company registered ten million (10,000,000) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2011 Equity Incentive Plan (the “Plan”), to advance the interests of the Company by providing directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock.  The Company issued the 8,000,000 shares as of June 30, 2011 for services.

Note 8 - Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Note 9-Concentrations

Approximately 90% of the company’s accounts receivable are due from Power-Save of California at June 30, 2011.

Page - 13

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 compared to June 30, 2010

Revenue for the three months ended June 30, 2011 was $171,503 compared to $551,683 for the three months ended June 30, 2009. This was a decrease of $380,180 or 68%. Sale of solar and solar related products for the quarter ended June 30, 2011, were negligent. The decrease was due to lack of new construction and home improvements as a result of the recession, particularly in California. Sales to electricians and wholesale clients were also weak. In prior quarters, they would purchase multiple units, but during the current period they reduced their inventories and purchased products only when needed for installation. Retail sales of the Company’s power savings devices have also decreased. The Company has been limited in funds available to advertise and this has reduced the opportunity to market the Companies’ products.

Gross profit for the three months ended June 30, 2011 was $81,633 compared to $321,154 for the three months ended June 30, 2010. This was a decrease of $230,521 or 52%. The gross profit margin for the three months ended June 30, 2011 was 47% compared to 58% for the three months ended June 30, 2010. There are several factors that have caused the overall gross profit and gross profit margin to decrease.  There is more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company. Other costs included in costs of goods sold are warehouse costs and shipping expenses. The product mix during the three months ended June 30, 2011 was primarily retail and wholesale sales of the Power Save 1200, 3200 and 3400

Advertising and marketing expense for the three months ended June 30, 2011 was $43,517 compared to $112,432 for the three months ended June 30, 2010. This is a decrease of $68,915 or a decrease of 62%. The Company eliminated its television advertising during the three months ended June 30, 2011.

Sales commissions for the three months ended June 30, 2011 were $55,418, compared to $183,404 for the three months ended June 30, 2010, a decrease of $127,986 or 70%.This is a direct result of the decrease in revenue during the period.

General and administrative expenses for the three months ended June 30, 2011 were $203,580 compared to $208,558 for the three months ended June 30, 2010. This is a decrease of $4,978 (2%). Legal fees for litigation and other corporate matters increased by approximately $29,000; outside consulting fees, rent expense, travel expense and collection fees decreased by about $35,000.

In 2010, the Company has recorded a recovery of Federal income taxes in the amount of $5,600 which was reduced by a reduction in deferred tax credits. The Company has carried back all net operating loss to recover taxes paid in prior periods.

Six Months Ended June 30, 2011 compared to 2010

Revenue for the six months ended June 30, 2011 was $503,839 compared to $1,125,502 for the six months ended June 30, 2010. This was a decrease of $621,664 or 55% %. Sale of solar and solar related products for the quarter ended June 30, 2011, were negligent. The decrease was due to lack of new construction and home improvements as a result of the recession, particularly in California. Sales to electricians and wholesale clients were also weak. In prior quarters, they would purchase multiple units, but during the current period they reduced their inventories and purchased products only when needed for installation. Retail sales of the Company’s power savings devices have also decreased. The Company has been limited in funds available to advertise and this has reduced the opportunity to market the Companies’ products.

Gross profit for the six months ended June 30, 2011 was $223,375 compared to $705,198 for the six months ended June 30, 2010. This was a decrease of $481,823 or68%. The gross profit margin for the six months ended June 30, 2011was 44% compared to 62% for the six months ended June 30, 2010. There are several factors that have caused the overall gross profit and gross profit margin to decrease.  There is more competition in the wholesale market reducing the gross profit on power savings devices. The cost of sales includes the cost of the power savings products manufactured for the Company. Other costs included in costs of goods sold are warehouse costs and shipping expenses. The product mix during the three months ended June 30, 2011 was primarily retail and wholesale sales of the Power Save 1200, 3200 and 3400

Advertising and marketing expense for the six months ended June 30, 2011 was $115,069 compared to $202,822 for the six months ended June 30, 2010. This was a decrease of $87,753 or 43%. The Company eliminated its television advertising during the three months ended June 30, 2011.

Page - 14

Sales commissions for the six months ended June 30, 2011 were $113,560 compared to $371,281 for the six months ended June 30, 2010. This was a decrease of $257,721 (69%). Commissions are based primarily on retail rates and wholesale rates without discounts. During the period ended June 30, 2011, the decrease in retail sales was approximately 55% from the prior year.

General and administrative expenses for the six months ended June 30, 2011 were $410,000 compared to $448,990 for the six months ended June 30, 2010. This is a decrease of $38,900 (9%). Legal fees increased by approximately $50,000 due to litigation expenses and other legal matters including additional filing with the SEC. Rent expense decreased by $25,000, travel decreased by $25,000, outside consulting services decreased by $27,500 and financing and collection costs decreased by approximately $23,000.

The Company recorded a recovery of Federal income taxes in the amount of $5,600 in 2010 which was reduced by a reduction in deferred tax credits. The Company has carried back all net operating loss to recover taxes paid in prior periods.

Liquidity and Capital Resources.

As of June 30, 2011 the current assets exceeded the current liabilities by $956,423.  This is an decrease of approximately $62,000 from December 31, 2010.The Company loss of $415,000 was offset by the $145,000 raised in a private placement in April 2011 and the settlement of $203,712 in liabilities through the issuance of common stock and payment of current professional services of $80,000 with the issuance of common stock. Cash for the period ended June 30, 2011 increased by $30,000.  The Company has made adjustments to its cost structure that should provide a positive cash flow. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

Cash Requirements

Our cash on hand as of June 30, 2011 is $65,044. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Any additional growth of the Company will require additional cash infusions. We may face expenses or other circumstances such that we will have additional financing requirements. In such event, the amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of programs that we have ongoing and not complete, it is not possible to predict the extent or cost of these additional financing require

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long-term value if we are able to demonstrate clear progress toward our objectives.

Progress in the development of our business plan will likely lend credibility to our plan to achieve profitability.  The failure to secure any necessary outside funding could have an adverse effect on our development and results there from and a corresponding negative impact on shareholder liquidity.

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

Page - 15

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

Page - 16

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2011.

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

Page - 17

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

  2.          Subsequent Issuances:

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

None.

Page - 18

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

Page - 19

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-SAVE ENERGY COMPANY

Dated: August 10, 2011	/s/ Michael Forster
By: Michael Forster Its: Chief Executive Officer

Dated: August 10, 2011	/s/ Louis Fox
By: Louis Fox Its: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 10, 2011	/s/ David Forster
By: David Forster Its: Director

Dated: August 10, 2011	/s/ Gary D. Stanwyck
By: Gary D. Stanwyck Its: Director

Page - 20