Form 10-Q
period 2011-09-30
POWER-SAVE ENERGY CO
filed 2011-11-14
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Facsimile: (619) 688-1716

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
☐ Yes   ☒ No

   As of, September 30, 2011, there were 76,828,188 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INDEX	Page
Unaudited Condensed Balance Sheet as of September 30, 2011 and Audited Consolidated Balance Sheet as of December 31, 2010	F-1
Unaudited Condensed Statement of Operations for the three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010	F-2
Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	F-3
Notes to Financial Statements	F-4

Page - 3

POWER-SAVE ENERGY COMPANY

BALANCE SHEET
AS OF SEPTEMBER 30 2011 AND DECEMBER 31, 2010

		September 30, 2011	December 31, 2010
		(Unaudited)
	ASSETS
Current Assets:
Cash and cash equivalents		$372,067	$33,528
Accounts receivable, net of allowance		324,763	1,509,690
Inventory		65,564	91,066
Federal income taxes recoverable		3,365	77,402
Other current assets		11,881	0
Total current assets		777,640	1,711,686
Equipment, net of accumulated depreciation		36,931	53,067
Intangible assets, net of accumulated amortization		7,992	8,618
Direct response advertising-net		20,259	63,710
Other assets		1,400	1,400
Total assets		$844,222	$1,838,481

	LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable		$183,249	$579,561
Line of credit		36,963	70,484
Other current liabilities		12,563	166,212
Income taxes payable		-	828
Total current liabilities		232,775	817,075

Stockholders equity
Preferred stock, $0.01 par value, 10,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares
Authorized, 76,828,188 and 31,306,988 issued and outstanding		76,828	31,307
Additional paid-in-capital		1,936,255	1,539,564
Retained earnings (accumulated deficit)		(1,401,636)	(549,475)
Total stockholders equity		611,447	1,021,396
Total Liabilities and stockholders equity		$844,222	$1,838,481

The accompanying notes are an integral part of these financial statements.

POWER-SAVE ENERGY COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

		NINE MONTHS		THREE MONTHS
	2011	2010	2011	2010
Revenue	$690,157	$2,846,875	$186,318	$1,721,373

Cost of sales
Merchandise	348,822	1,621,183	93,370	1,259,044
Other costs	36,427	85,808	11,415	27,643
Total cost of sales	385,249	1,706,991	104,785	1,286,687

Gross margin	304,908	1,139,884	81,533	434,686

Operating expenses
Advertising and promotion	163,466	298,453	48,397	95,631
Sales commissions	246,666	517,026	133,106	145,745
General and administrative	748,056	797,899	338,056	348,909
Total operating costs and expenses	1,158,188	1,613,378	519,559	590,285

Net income (loss) before provision for income taxes and other income (expenses)	(853,280)	(473,494)	(438,026)	(155,599)
Interest income	0	2,538	0	2,538
Net income (loss) before provision for income taxes	(853,280)	(470,956)	(438,026)	(153,061)
Provision for (recovery of) income taxes	0	(5,593)	0	0
Net income (loss)	$(853,280)	$(465,363)	$(438,026)	$(153,061)

Earnings per common share:
Basic	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Shares used in computing earnings per share
Basic	57,011,952	30,716,143	65,747,262	30,856,884

The accompanying notes are an integral part of these financial statements.

POWER-SAVE ENERGY COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(853,280)	$(465,363)
Adjustment to reconcile net income (loss) to
net cash provided by operating activities
Depreciation and amortization	16,761	2,527
Allowance for doubtful accounts		(148,398)
Change in operating assets and liabilities
Accounts receivable	1,186,047	(1,012,435)
Inventory	25,501	331,717
Prepaid expenses	31,570	61,251
Income taxes recoverable	74,037	153,675
Deferred taxes	0	50,128
Accounts payable and other liabilities	(252,747)	783,477
Taxes payable	(829)	(800)
Net cash provided by (used) by operating activities	227,060	(244,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	0	(2,749)
Increase in security deposits	0	(1,400)
Net cash provided by (used) by investing activities	0	(4,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	145,000	190,000
Reduction in line of credit	(33,521)	0
Net cash provided (used) by financing activities	111,479	190,000

Net Increase (decrease) in cash and cash equivalents	338,539	(58,370)

Cash and cash equivalents beginnig of period	33,528	321,637

cash and cash equivalents end of period	$372,067	$263,267

Supplemental cash flow disclosures

Common stock issued to settle accounts payable	$217,212

Common stock issued for services	$80,000

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

It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K containing the Company's audited financial statements as of and for the year ended December 31, 2010 filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2011.

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

Financial Instruments
The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At September 30, 2011 the carrying cost of these instruments approximate their fair value.

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

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

Equipment and leasehold improvements consists of the following at September 30, 2011:
Description	2011	2010
Furniture and equipment	$ 70,585	$ 70,585
Less accumulated depreciation	33,654	17,568
TOTAL	$ 36,931	$ 53,067

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

Page - 10

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

The Company has negotiated a line of credit with a bank in the amount of $71,000. The current interest rate on the line of credit is 8.75%. The current balance due on the line of credit as of September 30, 2011, is $36,963.

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

Page - 11

Note 5 - Income Taxes
The provision for income taxes consists of the following:
	2011	2010
Federal income (recovery) tax	$0	($55,755)
State income tax	$0	$34
Deferred tax credit	$0	$50,128
Total	$0	($5,593)
Income taxes based on statutory tax rates are as follows Federal income taxes
State income taxes	($298,648)	(106,800)
Other	($75,436)	(27,456)
Valuation Allowance	$374,084	128,663
Total	0	(5,593)

Note 6 - Intangible Assets
Intangible assets consist of those acquired in the asset purchase agreement in 2006 with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes logos, rights, licenses, designs and approvals, the customer lists. A summary of intangible assets as of September 30, 2011 is as follows:

Intangible assets, at cost	$12,510
Less - amortization allowed	4,518
$7,992

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

On September 15, 2011, the Company issued 4,500,000 shares for services issued for services rendered from January 1 through June 30, 2011.

Note 8 - Going Concern
The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Note 9-Concentrations
Approximately 90% of the company’s accounts receivable are due from Power-Save of California at September 30, 2011.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2011 compared to September 30, 2010

Revenue for the three months ended September 30, 2011 was $186,318 compared to $1,721,373 for the three months ended September 30, 2010. This was a decrease of $1,535,055 or 89%. In the three months ended September 30, 2010, the Company delivered solar panel and other equipment to California Power Save to install a 411 kW solar array onto CBS Television Studios buildings. The sale of solar and solar related products for this project was for $1,321,800. Sales of the Company’s products have been weak. The Company has been limited in funds available to advertise and this has reduced the opportunity to market the Companies’ products.

Gross profit for the three months ended September 30, 2011 was $81,533 compared to $434,686 for the three months ended September 30, 2010. This was a decrease of $353,153 or 81%. The gross profit margin for the three months ended September 30, 2011 was 44% compared to 25% for the three months ended September 30, 2010. The gross profit from the sale of the solar products for the CBS Television Studio array was approximately 18% compared to approximately 45% for all other products sold in 2010.

Advertising and marketing expense for the three months ended September 30, 2010 was $48,397 compared to $95,631 for the three months ended September 30, 2010. This is a decrease of $47,234. The Company has eliminated its TV commercials due to the weak response during the prior periods and limitation of funds.

Sales commissions for the three months ended September 30, 2011 were $133,106 compared to $145,745 for the three months ended September 30, 2010. This was a decrease of $12,639 or 9%. Commissions are based primarily on retail rates and wholesale rates without discounts.

General and administrative expenses for the three months ended September 30, 2011 were $338,056 compared to $348,909 for the three months ended September 30, 2010. This is a decrease of $10,853 (3%). The major increases in general and administrative expenses were officer’s compensation which increased by $35,000; legal increasing by approximately $40,000. General and administrative expenses which decreased included bad debt expense decreasing by $97,000 and consulting by $22,000. Other .expenses showed minor increases and decreases.

Due to the losses during the period the Company has not recorded a provision for income taxes. The Company will carry back any net operating loss to recover taxes paid in prior periods.

Nine Months Ended September 30, 2011 compared to 2010

Revenue for the nine months ended September 30, 2011 $690,157 compared to $2,846,875 for the nine months ended September 30, 20010. This was a decrease of $2,156,718 or 76%. The Company delivered solar panel and other equipment to California Power Save to install a 411 kW solar array onto CBS Television Studios buildings. The sale of solar and solar related products for this project was for $1,321,800. Sales of the Company’s products have been weak. The Company has been limited in funds available to advertise and this has reduced the opportunity to market the Companies’ products.

Gross profit for the nine months ended September 30, 2011 was $304,908 compared to $1,139,884 for the nine months ended September 30, 2010. This was a decrease of $834,976 or 73%. The gross profit margin for the nine months ended June 30, 2010 was 44% compared to 40% for the nine months ended September 30, 2010. The gross profit from the sale of the solar products for the CBS Television Studio array was approximately 18% compared to approximately 45% for all other products sold in 2010.

Advertising and marketing expense for the nine months ended September 30, 2011 was $163,466 compared to $298,453 for the nine months ended September 30, 2010. This is a decrease of $134,987. The Company has eliminated its TV commercials due to the weak response during the prior periods and limitation of funds.

Sales commissions for the nine months ended June 30, 2011 were $246,666 compared to $517,026 for the nine months ended September 30, 2010. This was a decrease of $270,360 (52%). Commissions are based primarily on retail rates and wholesale rates without discounts

General and administrative expenses for the nine months ended September 30, 2011 were $748,056 compared to $797,899 for the nine months ended September 30, 2010. This is a decrease of $49,843 (6%). The major increases in general and administrative expenses were officer’s compensation which increased by $75,000; legal increasing by approximately $92,000. General and administrative expenses which decreased included bad debt expense decreasing by $97,000 and consulting by $49,000, collection costs by $33,000 and occupancy costs by $10,000. Other .expenses showed minor increases and decreases.

The Company has used up all its federal net operating loss carryback.

Page - 14

Liquidity and Capital Resources.

As of September 30, 2011 the current assets exceeded the current liabilities by $372,067 This is a decrease of approximately $350,000 from December 31, 2010.The Company loss of $853,000 was partially offset by the $145,000 raised in a private placement. The Company issued stock of approximately $300,000 to reduce liabilities and pay professional fees. Cash for the period ended September 30, 2010 increased by $338,539, primarily from the collection of accounts receivable.. The Company has made adjustments to its cost structure that should provide a positive cash flow. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

Cash Requirements

Our cash on hand as of September 30, 2011 is $65,044. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

Page - 15

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

Page - 16

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2011.

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

    On September 21, 2011, Chris Frye filed a lawsuit against the Company alleging, among other things, breach of contract surrounding the Company’s CBS Television solar project.  The Company vigorously denies all the allegations and insists the lawsuit is an attempt on Chris Frye’s part  to evade paying an outstanding invoice owed to the Company.  The Company is in the process of filing a cross-complaint against Chris Frye.

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

None.

Page - 17

ITEM 6.                        EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 18

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-SAVE ENERGY COMPANY

Dated: November 14, 2011	/s/ Michael Forster
By: Michael Forster Its: Chief Executive Officer

Dated: November 14, 2011	/s/ Louis Fox
By: Louis Fox Its: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 14, 2011	/s/ David Forster
By: David Forster Its: Director

Dated: November 14, 2011	/s/ Gary D. Stanwyck
By: Gary D. Stanwyck Its: Director

Page - 19

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Michael Forster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Power-Save Energy Company;

2.
    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 14, 2011	/s/ Michael Forster
By: Michael Forster
Its: Principal Executive Officer

Page - 20

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Louis Fox, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Power-Save Energy Company;

2.
    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)         Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)           Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)         Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 14, 2011	/s/ Louis Fox
By: Louis Fox
Its:  Principal Financial Officer

Page - 21

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Forster
By: Michael Forster
Chief Executive Officer

Dated: November 14, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 22

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Power-Save Energy Company (the “Company”) on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Louis Fox, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Louis Fox
By: Louis Fox
Chief Financial Officer

Dated: November 14, 2011

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 23