Form 10-K/A
period 2010-12-31
POWER-SAVE ENERGY CO
filed 2011-12-23
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-K/A
Amendment No. 1
[Missing Graphic Reference]

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

Dependence on one or few major companies

 Traditionally, the Company had marketed to a diverse clientele, however, as business declines; there seem to be fewer customers available.  The Company had one major project in 2010 providing the solar panels and racking systems that were installed on the CBS Studios in California. California Power-Save was the contractor for the installation. The total revenue to the Company on this project was approximately $1,400,000. Since the project was funded by federal and state grants, the receivable on this one project was on the books at December 31, 2010. Approximately $1,200,000 was collected from this project in the third quarter of 2011.

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

Page - 5

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

Page - 6

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

Page - 8

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

The trending decrease in revenues from 2009 to 2010, has continued in 2011. The Company’s power savings devices are a victim of the economy as well as providing solar panel for housing and commercial projects.

The Company believes that difficulties in consumer finance, more specifically in the consumer’s ability to obtain Home Improvement Loans or Equity Line of Credit, and the cancellation of Credit facility previously available through Power-Save, the consumer Photovoltaic System sales for Power-Save have continued to decrease.  The initial costs for consumers to install a system, and then benefit from the State or Utility Incentives and the Federal Tax Incentive is more than most consumers seem to be willing or able to spend in this current economic environment.  An average 4-kilowatt system has a consumer initial out of pocket expense of $28,000.00 - $40,000.00.  Some of these expenses are recovered after installation via a State or Utility rebate, and then after the consumer files annual tax returns in the form of a tax credit.  With these consumer finance and general economic conditions in place Power-Save anticipates that this trend of decreasing revenues will likely continue until consumers are willing and/or able to pay the initial expenses for the system.

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

Page - 9

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

General and administrative expenses for the year ended December 31, 2010 were $1,223,631 compared to $1,409,445 for the year ended December 31, 2009; a decrease of $219,814 (16%). Bad debt expense increased by approximately $37,000 as the Company determined that they could not collect any funds from Arizona Power-Save and wrote off the deposit from an unsuccessful acquisition in 2008. The Company incurred a consulting fee related to solar projects in 2010, there was no comparable expense in 2009. The major decreases in expenses in 2010 were, a decrease in credit and collection costs associated with online collection services, a decrease in travel and entertainment of $180,000, and a decrease in officers’ compensation by $100,000.

In 2010, the Company incurred an operating loss in 2010,which will be carried back to 2008.The Company has recorded a receivable of $77,402 for prior taxes paid which are recoverable.

Liquidity and Capital Resources

As of December 31, 2010, the current assets exceeded the current liabilities by $894.600.  This is a decrease of approximately $389,483 from December 31, 2009.  The Company loss of $593,705 was partially offset by the $190,000 raised in a private placement in January 2010.  Cash for the period ended December 31, 2010 decreased by $288,109, which included $190,000 from the proceeds of the private placement. The Company received $209,641 of the approximately $290,000 due from the IRS for net operating losses carried back to 2007 and 2008. The Company has made adjustments to its cost structure that should provide a positive cash flow.  The adjustments made to the cost structure are meant to coincide with a potential revenues estimation of $75,000-$90,000 a month, however, the Company has not even been able to maintain that level of income.  The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

Cash Requirements

Our cash on hand as of December 31, 2010 is $33,528. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We are seeking to generate income from several avenues, however, if we do not, we will only be able to operate for an estimated 6 months.  We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

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

The Company’s goals for the next 12 months would be to develop new customer leads in CA and the surrounding states for the implementation of solar panel installation.  The Company would focus on potential customers who could sustain the initial cost and would be willing to wait for the potential tax credits and government reimbursements because of an interest to go green for other reasons than long term cost, perhaps to appease their customers or look good to the general public, like small or medium sized businesses looking to offset their carbon footprint or to “go green”.  The costs associated with this would be minimal, as the Directors could investigate some potential applications or investigate into hiring a small consulting firm that specializes in this kind of creative marketing or customer analysis.

Page - 10

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

Page - 11

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

Page - 12

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

Page - 13

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

December 23, 2011

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

Page - 21

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

Page - 23

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

Page - 24

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

Note 5 - Income Taxes
The provision for income taxes consists of the following:
	2010	2009
Federal income (recovery) tax	$(3,055)	$(293,117)
State income tax	800	1,000
Total	(2,255)	(292,117)

Income taxes based on statutory tax rates are as follows
Federal income taxes	(208,586)	(294,117)
State income tax	800	1,000
Other	205,531	0
Permanent timing differences		1,000

Total	$(2,255)	$(292,117)

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

Page - 25

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

Page - 26

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

Page - 27

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

Page - 28

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

Page - 29

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

Page - 30

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

Page - 31

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

Page - 32

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

Page - 33

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

Page - 34

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

Page - 35

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-SAVE ENERGY COMPANY

Dated: December 23, 2011	/s/ Michael Forster
By: Michael Forster Its: Principal Executive Officer

Dated: December 23, 2011	/s/ Louis Fox
By: Louis Fox Its: Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 23, 2011	/s/ David Forster
By: David Forster Its: President and Director

Dated: December 23, 2011	/s/ Gary D. Stanwyck
By: Gary D. Stanwyck Its: Director

Page - 36