Form 10-Q/A
period 2011-06-30
POWER-SAVE ENERGY CO
filed 2011-12-23
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q/A
Amendment No. 1
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

POWER-SAVE ENERGY COMPANY
STATEMENTS OF CASH FLOWS
( unaudited )
For the Six Months Ended June 30, 2011 and 2010

	For the Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM ACTIVITIES:
Net income (loss)	$(415,254)	$(312,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,880	1,684
Common Stock issued for services	80,000
Changes in operating assets and liabilities:
Accounts receivable	(14,309)	14,222
Inventory	21,590	163,487
Prepaid expenses	33,366	17,205
Income taxes recoverable	74,037	(55,755)
Deferred tax credits	-	50,128
Accounts payable and other liabilities	98,815	1,538
Taxes payable	(829)	(800)
Net cash used in operating activities	(108,704)	(120,593)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

Increase in equipmnet	-	-
Investments	-	-
Net cash provided (used) by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Reduction in line of credit	(4,780)	-
Proceeds from sale of common stock	145,000	190,000
Net cash provided (used) by financing activities	140,220	190,000
Net increase (decrese) in cash and cash equivalents	31,516	69,407

CASH AND CASH EQUIVALENTS, beginning of period	33,528	321,637

CASH AND CASH EQUIVALENTS, end of period	$65,044	$391,044

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Cmmon Stock issued to settle accounts payable	$203,712	-
Common Stock issued for services	$80,000	-
Income taxes paid	$0	$34

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

POWER-SAVE ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

Equipment and leasehold improvements consists of the following at June 30, 2011:
Description	2011	2010
Furniture and equipment	$70,585	$70,585
Less accumulated depreciation	30,981	19,000
TOTAL	$39,604	$51,585

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

Note 5 - Income Taxes
The provision for income taxes consists of the following:
	2011	2010
Federal income (recovery) tax	$0	$(55,755)
State income tax	0	34
Deferred tax credit	$0	50,128
Total	$0	(5,593)
Income taxes based on statutory tax rates are as follows Federal income taxes
State income taxes	(145,339)	(106,800)
Other	(37,373)	(27,456)
Valuation Allowance	182,712	128,663
Total	0	(5,593)

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

Page - 15

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

Page - 16

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

Page - 17

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

Page - 18

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
By: Michael Forster Its: Chief Executive Officer

Dated: December 23, 2011	/s/ Louis Fox
By: Louis Fox Its: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 23, 2011	/s/ David Forster
By: David Forster Its: Director and President

Dated: December 23, 2011	/s/ Gary D. Stanwyck
By: Gary D. Stanwyck Its: Director

Page - 20