Form 10-K/A
period 2010-12-31
POWER-SAVE ENERGY CO
filed 2012-02-14
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-K/A
Amendment No. 2
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

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

Page - 5

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

Page - 6

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

Cash Requirements

Our cash on hand as of December 31, 2010 is $33,528. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We are seeking to generate income from several avenues, however, if we do not, we will only be able to operate for an estimated 6 months.  We will require additional financing in order to fund our operations over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of funding our operations over the next twelve (12) months and beyond.

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

Page - 10

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page - 13

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

Power-Save Energy Company
Statements of Operations
For the Years ended December 31, 2010 and 2009

	2010	2009

Revenue	$3,242,171	$4,701,881

Cost of sales
Merchandise	1,717,604	2,036,287
Other costs	98,159	223,543

Total cost of sales	1,815,763	2,259,830
Gross margin	1,426,408	2,442,051

Operating expenses
Advertising and promotion	366,295	486,842
Sales commissions	576,654	1,353,376
General and administrative	1,223,631	1,409,445

Total operating costs and expenses	2,166,580	3,249,663
Net (loss) before provision for income taxes and other income (expenses)	(740,172)	-807,612
Investment (loss)	0	-60,000
Net (loss) before provision for income taxes	(740,172)	-867,612

Provision for (recovery of) income taxes	(2,255)	-292,117
Net (loss)	$(737,917)	$(575,495)
Loss per common share:
Basic	$(0.02)	$(0.02)
Shares used in computing loss per share	30,945,910	28,956,884

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statement of Stockholders' Equity

			Additional	Retained
	Common Stock		Paid- in	Earnings (Accumulated
	Issued	Amount	Capital	Deficit)	Total

Balance, January 1, 2009	28,956,884	$28,957	$1,292,914	$763,936	$2,085,807

Net (loss) for the year ended				(575,494)	(575,494)
December 31, 2009

Balance, December 31, 2009	28,956,884	$28,957	$1,292,914	$188,442	$1,510,313

Private placement January 29, 2010	1,900,000	1,900	188,100	-	$190,000

Private Placement May 18, 2010	200,000	200	33,800	-	$34,000

Shares Issued for Consulting Fees 250,104		250	24,750	-	$25,000

Net (loss) for the year ended
December 31, 2010	-	-	-	(737,917)	(737,917)

Balance, December 31, 2010	31,306,988	$31,307	$1,539,564	$(549,475)	$1,021,396

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

POWER-SAVE ENERGY COMPANY

Dated: February 13, 2012	/s/ Michael Forster
By: Michael Forster Its: Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 13, 2012	/s/ Michael Forster
By: Michael Forster Its: Chief Executive Officer and Director

Dated: February 13, 2012	/s/ Louis Fox ____
By: Louis Fox Its: Chief Financial Officer and Principal Accounting Officer

Dated: February 13, 2012	/s/ David Forster
By: David Forster Its: President and Director

Dated: February 13, 2012	/s/ Gary D. Stanwyck
By: Gary D. Stanwyck Its: Director

Page - 36

Exhibit 31.01

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Michael Forster, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Power-Save Energy Company;

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

Date: February 13, 2012	/s/ Michael Forster
By: Michael Forster Its: Chief Executive Officer

Page - 37

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Louis Fox, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Power-Save Energy Company;

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

Date: February 13, 2012	/s/ Louis Fox
By: Louis Fox Its: Chief Financial Officer

Page - 38

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Power-Save Energy Company (the “Company”) on Form 10-K/A for the year ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael Forster, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael Forster
By: Michael Forster
Chief Executive Officer

Dated: February 13, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 39

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Power-Save Energy Company (the “Company”) on Form 10-KA for the year ending December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Louis Fox, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Louis Fox
By: Louis Fox
Chief Financial Officer

Dated: February 13, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 40