Form 10-K
period 2011-12-31
POWER-SAVE ENERGY CO
filed 2012-04-13
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-K
[Missing Graphic Reference]

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

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

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $NIL based upon the price  at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “PWSV”.

As of December 31, 2011, there were 2,856,426 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

Corporate Developments for the Year Ended December 31, 2011

On October 15, 2011 the Company effected a 35 for 1 reverse-split of its issued and outstanding common stock, whereby, every 35 shares of stock where exchanged for one share of common stock.  No remainders would remain.

Subsequent Developments

On February 29, 2012, Power-Save Energy Company, a Utah corporation, entered into an agreement to acquire all of the capital stock of Bluestone S.A. On March 9, 2012, pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Bluestone, S.A., a Chilean corporation (“BLUESTONE”), and the shareholders of BLUESTONE, S.A. (“BLUESTONE Shareholders’), the Company acquired 100% of the outstanding shares of common stock of Bluestone (the “Bluestone Stock”) from Bluestone Shareholders.  In exchange for the Bluestone Stock, the Company issued 60,000,000 shares of its common stock to the Bluestone Shareholders.  As a result of closing the transaction, Bluestone Shareholders now hold approximately 96.7% of the Company’s issued and outstanding common stock.

The shares of common stock of the Company issued pursuant to the Share Exchange Agreement were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  A copy of the Share Exchange Agreement is attached hereto and is hereby incorporated by this reference. All references to the Share Exchange Agreement and other exhibits to this Current Report are qualified, in their entirety, by the text of such exhibits.

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

On March 18, 2011, 142 Cross Street, LLC filed a Complaint against the Company in San Luis Obispo Superior Court, seeking damages for breach of contract.  The suit arises from a dispute surrounding a commercial real estate lease.  This case was settled.

On September 21, 2011, Chris Frye filed a lawsuit against the Company in California Superior Court alleging, among other things, breach of contract surrounding the Company’s CBS Television solar project.  Chris Frye also filed a cross-complaint in a New Mexico action filed by Uni-Rac involving similar subject matter. The Company vigorously denies all the allegations and insists the lawsuit is an attempt on Chris Frye’s part to evade paying an outstanding invoice owed to the Company.  The California Suit has since been dismissed in its entirety and the cross-complaint in New Mexico has been dismissed as well.  Chris Frye and Power-Save have joined forces to combat Uni-Rac in the New Mexico portion of the case, which is reduced to a dispute of less than $200,000 regarding the racking supplied in relation to the CBS project.

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

Common Stock

The Company currently trades on the OTC Bulletin Board under the symbol PWSV.OB.  Because we are quoted on OTCBB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange. The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2010 through December 31, 2011.

Page - 7

	High	Low
2011 Fiscal Year*
First Quarter	$4.19	$1.12
Second Quarter	$2.76	$.35
Third Quarter	$1.75	$.35
Fourth Quarter	$1.22	$.26

2010 Fiscal Year
First Quarter	$.74	$.21
Second Quarter	$.43	$.12
Third Quarter	$.25	$.12
Fourth Quarter	$.19	$.03
*The historical prices have been adjusted to reflect the 35 for 1 reverse split.

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

Record Holders

As of December 31, 2011, an aggregate of 2,856,426 shares of our common stock were issued and outstanding and were owned by approximately 321 holders of record.

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

Page - 8

On May 18, 2010, the Company issued an additional 200,000 shares of restricted common stock in connection with the January 29, 2010 private placement.

On April 21, 2011, the Company issued 414,285 shares of its common stock to eight entities, in exchange for $145,000, pursuant to a Subscription Agreements dated January 20, 2011, March 28, 2011 and March 31, 2011.

On October 20, 2011 the Company issued 21,400,000 pre-split shares for services rendered to David Forster.

On February 29, 2012, the Company and its controlling shareholders entered into the Share Exchange Agreement with Bluestone and Bluestone Shareholders.  Upon the closing of the share exchange, each of the Bluestone shareholders exchanged their respective shares of Bluestone for shares of the Company's common stock.  As a result, 60,000,000 shares of the Company’s common stock were issued to the Bluestone shareholders.

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

Results of Operations

Revenue for the year ended December 31, 2011 was $874,072 compared to $3,242,171 for the year ended December 31, 2011. This was decrease of $2,368,099 (73%) . The Company believes that difficulties in consumer finance, more specifically in the consumer’s ability to obtain Home Improvement Loans or Equity Line of Credit, and the cancellation of Credit facility previously available through Power-Save, the consumer Photovoltaic System sales for Power-Save have continued to decrease.  The initial costs for consumers to install a system, and then benefit from the State or Utility Incentives and the Federal Tax Incentive is more than most consumers seem to be willing or able to spend in this current economic environment.  An average 4-kilowatt system has a consumer initial out of pocket expense of $28,000.00 - $40,000.00.  Some of these expenses are recovered after installation via a State or Utility rebate, and then after the consumer files annual tax returns in the form of a tax credit.  With these consumer finance and general economic conditions in place Power-Save anticipates that this trend of decreasing revenues will likely continue until consumers are willing and/or able to pay the initial expenses for the system.

Gross profit for the year ended December 31, 2011 was $435,916 compared to $1,426,408 for the year ended December 31, 2010. The gross profit margin in 2011 was approximately 50% compared to 44% for the year ended December 31, 2010.In 2010, the company had a major solar project which had a gross profit margin of approximately 25% which lowered the overall profit margin

Page - 9

Advertising and marketing costs for the year ended December 31, 2011 were $220,575 compared to $366,295 for the year ended December 31, 2010. This was a decrease of $145,720 (40%). The Company curtailed its home and commercial power savings devices through television and internet advertising during the year due to the weakness in the economy. The Company also wrote off the remaining balance of it prepaid advertising which included writing down the television commercials due to lack of economic usefulness.

Sales commissions for the year ended December 31, 2011 was $327,632 compared to $576,654 for year ended December 31, 2010. This was a decrease of $249,022 (43%). Commissions are based primarily on retail sales and wholesale rates without giving account for discounts by the Company. In addition the commissions included management compensation related to sales.

General and administrative expenses for the year ended December 31, 2011 were $1,377,611 compared to $1,223,631 for the year ended December 31, 2010; an  increase of $153,980(16%). Bad debt expense increased by approximately $190,000 as the Company determined that they could not collect any funds from California Power-Save. Legal fees increased by approximately $102,000 as a result of several lawsuits and regulatory filings. The Company was able to significantly decrease the cost of its credit processing, consulting expense, and occupancy costs.

In 2011, the Company incurred an operating loss and no provision was made for income taxes .

Liquidity and Capital Resources

As of December 31, 2011, the current liabilities exceeded the current assets by $8,760. The Company lost of $1,489,902 during the year ended December, 31, 2012.  Cash for the period ended December 31, 2011 increased by $100,744 due to the liquidation of accounts receivable, a private placement for $145,000 and payment for services and accounts payable from preceding year in common stock of $364,552. The Company does not have any current commitments for capital expenditures or any other commitments that would result in a change in cash flow or cash requirements.

Cash Requirements

Our cash on hand as of December 31, 2011 was $134,272 We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We are seeking to generate income from several avenues, however, if we do not, we will only be able to operate for an estimated 6 months.  We will require additional financing in order to fund our operations over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of funding our operations over the next twelve (12) months and beyond.

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

Page - 11

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities  (“ASU No. 2011-11”). ASU No. 2011-11 requires disclosures to provide information to help reconcile differences in offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset as well as collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for annual reporting periods beginning January 1, 2013 and interim periods within those annual periods. It is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05  (“ASU No. 2011-12”). ASU No. 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. While the FASB is considering the operational concerns about the presentation requirements for classification adjustments, entities will continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. The amendments in ASU No. 2011-12 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. It is not expected to have a material impact on the Company’s financial position or results of operations, or even disclosures, since it is deferring a previously required disclosure item until further deliberations are complete.

ITEM 7A.	QUANTITIATIVE AND QUALITATIVE DICLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Page - 12

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

POWER-SAVE ENERGY COMPANY
Financial Statements
For the Years Ended December 31, 2011 and 2010

Page - 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF POWER-SAVE ENERGY COMPANY:

We have audited the accompanying balance sheets of Power-Save Energy Company as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power-Save Energy Company as of December 31, 2011  and 2010, and the results of its operations and cash flows for the years ended, December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement have been prepared assuming that the Company will continue as a going concern, as described in Note 2 to the Financial Statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 of the Financial statements to not include any adjustments that might result from the outcome of these uncertainties.

/s/Gruber & Company
Gruber & Company, LLC
Lake Saint Louis, Missouri

April 13, 2012

Power-Save Energy Company
Balance Sheet
December 31, 2011 and 2010

ASSETS	2011	2010

Cash and cash equivalents	$134,272	$33,528
Accounts receivable, net of allowance	0	1,509,690
Inventory	65,565	91,066
Federal income taxes recoverable	3,365	77,402
Total current assets	203,202	1,711,686

Equipment, net of accumulated depreciation	48,406	53,067
Intangible assets, net of accumulated amortization	0	8,618
Direct response advertising - net	0	63,710
Other assets	1,400	1,400
Total assets	$253,008	$1,838,481
Commitments and contingencies

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities
Accounts payable	$178,983	$579,561
Line of Credit	22,979	70,484
Other current liabilities	10,000	166,212
Income taxes payable	0	828
Total current liabilities	211,962	817,085

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares
Authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized
2,856,426 and 894,120 issued and outstanding	2,856	894
Additional paid-in-capital	2,077,567	1,569,977
Retained earnings (accumulated deficit)	(2,039,377)	(549,475)
Total stockholders' equity	41,046	1,021,396
Total liabilities and stockholders' equity	$253,008	$1,838,481

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statements of Operations
For the Years ended December 31, 2011 and 2010

	2011	2010

Revenue	$874,072	$3,242,171

Cost of sales
Merchandise	393,788	1,717,604
Other costs	44,368	98,159

Total cost of sales	438,156	1,815,763
Gross margin	435,916	1,426,408

Operating expenses
Advertising and promotion	220,575	366,295
Sales commissions	327,632	576,654
General and administrative	1,377,611	1,223,631

Total operating costs and expenses	1,925,818	2,166,580
Net (loss) before provision for income taxes	(1,489,902)	(740,172)

Provision for (recovery of) income taxes	0	(2,255)
Net (loss)	$(1,489,902)	$(737,917)
Loss per common share:
Basic	$(0.78)	$(0.83)
Shares used in computing loss per share	1,903,674	884,169

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statement of Stockholders' Equity

			Additional	Retained
	Common Stock	par value	Paid- in	Earnings
		0.001		(Accumulated
	Issued		Capital	Deficit)	Total

Balance, January 1, 2010	826,975	$827	$1,321,044	$188,442	$1,510,313

Private placement January 29, 2010	54,286	54	189,946	-	190,000

Private Placement May 18, 2010	5,714	6	33,994	-	34,000

Shares issued for consulting fee	7,145	7	24,993	-	25,000

Net (loss) for the year ended
December 31, 2010	-	-	-	(737,917)	(737,917)

Balance, December 31, 2010	894,120	894	1,569,977	(549,475)	1,021,396

Private Placement- April 2011	414,286	414	144,586		145,000

Shares issued for legal, accounting
and compensation in 2011	1,548,020	1,548	363,004		364,552

Net (loss) for the year endeds
December 31, 2011				(1,489,902)	(1,489,902)

Balance December 31, 2011	2,856,426	$2,856	$2,077,567	$(2,039,377)	$41,046

The accompanying notes are an integral part of these financial statements.

Power-Save Energy Company
Statements of Cash Flows
For The Years Ended December 31, 2011 and 2010
	2011	2010
Cash flows from operating activities
Net (loss)	$(1,489,902)	$(737,917)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities
Allowance for doubtful accounts	375,449
Depreciation and amortization	16,762	3,369
Shares issued for Professional fees	199,340	25,000
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	1,135,361	(1,188,562)
Decrease in inventory	25,501	342,718
(Increase) decrease in prepaid expenses	63,710	72,010
(Increase) decrease in income taxes recoverable	74,036	165,810
(Increase) decrease in deferred taxes	0	50,128
(Increase) decrease in other assets	6,875	7,244
Increase (decrease) in accounts payable	(400,578)	646,647
Increase (decrease) in other liabilities	9,000	6,376
Increase (decrease) in income taxes payable	(829)	29
Net cash used in operating activities	14,725	(573,149)

Cash flows from (used in) investing activities
Security deposits	0	27,305
Acquisition of equipment	(11,476)	(2,749)
Net cash used by investing activities	(11,476)	24,556

Cash flows from financing activities
Net proceeds from private placement	145,000	190,000
Net Proceeds from line of credit, net	(47,505)	70,484
Net cash provided by financing activities	97,495	260,484

Net (decrease) in cash and cash equivalents	100,744	(288,109)
Cash and cash equivalents at beginning of year	33,528	321,637

Cash and cash equivalents at end of year	$134,272	$33,528

Supplemental disclosure of cash flow information
Income taxes paid	0	0
Interest paid	0	0
Shares issued in payment of accrued expenses	$165,212	0

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

Equipment and leasehold improvements consists of the following at December 31, 2011:

Description	2011	2010

Furniture and equipment	$82,060	$70,585

Less accumulated depreciation	33,654	17,518

	$48,406	$53,067

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

Going Concern
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred operating losses during the years ended December 31, 2011 and 2010, has a deficit retained earnings, and a working capital deficit of $8,760 at December 31, 2011.  These factors affect the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require additional cash infusions from the sale of equity and will seek to generate income from several avenues.  Among these avenues, the Company will attempt to develop new customer leads in California and the surround states for the implementation of solar panel installation.

Page - 20

POWER-SAVE ENERGY COMPANY.
NOTES TO FINANCIAL STATEMENTS

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities  (“ASU No. 2011-11”). ASU No. 2011-11 requires disclosures to provide information to help reconcile differences in offsetting requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset as well as collateral received and posted in connection with master netting agreements or similar arrangements. The guidance is effective for annual reporting periods beginning January 1, 2013 and interim periods within those annual periods. It is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05  (“ASU No. 2011-12”). ASU No. 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. While the FASB is considering the operational concerns about the presentation requirements for classification adjustments, entities will continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. The amendments in ASU No. 2011-12 are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. It is not expected to have a material impact on the Company’s financial position or results of operations, or even disclosures, since it is deferring a previously required disclosure item until further deliberations are complete.

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

Page - 21

The Company has negotiated a line of credit with a bank in the amount of $71,000. The current interest rate on the line of credit is 8.75%. The current balance due on the line of credit is $22,979

Note 5 - Income Taxes
The provision for income taxes consists of the following:
	2011	2010
Federal income (recovery) tax	$0	$(3,055)
State income tax	0	800
Total	0	(2,255)

Income taxes based on statutory tax rates are as follows
Federal income taxes	(521,466)	(208,586)
State income tax	800	800
Valuation Allowance	520,666	205,531

Total	$0	$(2,255)

Note 6 - Intangible Assets

Intangible assets consist of those acquired in the asset purchase agreement with Advanced Builder Energy Technologies LLC (ABET), and U.S. Energy Conservation Corp. which includes logos, rights, licenses, designs and approvals, the customer lists. The intangible asset was written off as of December 31, 2011, since it no longer has any economic value.

Note 7- Private Placements

On January 29, 2010, the Company issued a total of 54,285 shares of restricted common stock in a private placement. The Company received net proceeds from the offering of $190,000.  The Company issued 7,146 shares of common stock for consulting services associated with this private placement valued at market value of $25,000.

On May 18, 2010, an additional 5,714 shares of restricted common stock was issued in connection with the January 29, 2010 Private Placement.  These shares were valued at market value of $34,000.

On April 21, 2011, the Company issued 414,285 shares of its common stock to eight entities, in exchange for $145,000, pursuant to a Subscription Agreements dated January 20, 2011, March 28, 2011 and March 31,2011.

 Note 8 - Stockholders Equity

On October 15, 2011 the Company effected a 35 for 1 reverse-split of its issued and outstanding common stock, whereby, every 35 shares of stock where exchanged for one share of common stock.  No remainders would remain. All share amounts in these financial statements have been adjusted to reflect the 35 for 1 reverse split

On January 21, 2011, the Company registered two million (57,142) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2011 Equity Incentive Plan (the “Plan”), to advance the interests of the Company by providing directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock.  The Company issued the 57,142 shares as of March 31, 2011

Page - 22

On April 20, 2011, the Company registered two million (114,284) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2011 Equity Incentive Plan (the “Plan”), to advance the interests of the Company by providing directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock

On April 21, 2011, the Company issued 472,034 shares of its common stock to Michael Forster for unpaid services rendered to the Company from January 1, 2009 through December 31, 2010.

On June 20, 2011, the Company registered ten million (285,714) shares of the Company’s Common Stock on Form S-8, to be issued pursuant to the 2011 Equity Incentive Plan (the “Plan”), to advance the interests of the Company by providing directors, selected employees and consultants of the Company with the opportunity to acquire shares of the Company’s Common Stock.  The Company issued the 228,571 shares as of June 30, 2011 for services.

On September 15, 2011, the Company issued 128.571 shares for services issued for services rendered from January 1 through June 30, 2011.

In October, 2011, the Company issued a total of 49,542 shares of common stock for professional service rendered to the company.

Note 9- Other Developments

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

On September 21, 2011, Chris Frye filed a lawsuit against the Company in California Superior Court alleging, among other things, breach of contract surrounding the Company’s CBS Television solar project.  Chris Frye also filed a cross-complaint in a New Mexico action filed by Uni-Rac involving similar subject matter. The Company vigorously denies all the allegations and insists the lawsuit is an attempt on Chris Frye’s part to evade paying an outstanding invoice owed to the Company.  The California Suit has since been dismissed in its entirety and the cross-complaint in New Mexico has been dismissed as well.  Chris Frye and Power-Save have joined forces to combat Uni-Rac in the New Mexico portion of the case, which is reduced to a dispute of less than $200,000 regarding the racking supplied in relation to the CBS project.

Note 10- Subsequent Events

On February 29, 2012, Power-Save Energy Company, a Utah corporation, entered into an agreement to acquire all of the capital stock of Bluestone S.A. On March 9, 2012, pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Bluestone, S.A., a Chilean corporation (“BLUESTONE”), and the shareholders of BLUESTONE, S.A. (“BLUESTONE Shareholders’), the Company acquired 100% of the outstanding shares of common stock of Bluestone (the “Bluestone Stock”) from Bluestone Shareholders.  In exchange for the Bluestone Stock, the Company issued 60,000,000 shares of its common stock to the Bluestone Shareholders.  As a result of closing the transaction, Bluestone Shareholders now hold approximately 96.7% of the Company’s issued and outstanding common stock.

The shares of common stock of the Company issued pursuant to the Share Exchange Agreement were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  A copy of the Share Exchange Agreement is attached hereto and is hereby incorporated by this reference. All references to the Share Exchange Agreement and other exhibits to this Current Report are qualified, in their entirety, by the text of such exhibits.

Note 11- Concentrations

Approximately 43% of the Company’s revenue for 2010 was derived from Power-Save of California and accounts receivable at December 31, 2010 from this customer represented 98% of total accounts receivable.

Page - 23

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

Page - 24

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2011:

Name and Age	Position(s) Held	Date of Appointment	Other Public Company Directorships
Michael Forster, 45	Principal Executive Officer*	Since 2006	None
	Director	Since 2006
Louis Fox, 62	Principal Financial Officer*	Since 2009	None
David J. Forster, 41	President*	Since 2009	None
	Director	Since 2007
Gary D. Stanwyck, 55	Director	Since 2008	None

*Subsequent Disclosure

Subsequent to the date of the end of this period, on March 9, 2012, the following officers and directors were appointed to the Company, as reported on Form 8-k as filed with the Commission on March 12, 2012. The Biographies of the new officers and directors are disclosed in the aforementioned filing as well.

On March 9, 2012 Gonzalo Troncoso was appointed as President and Secretary of the Company.

On March 9, 2012 Zirk Engelbrecht was appointed as Chief Executive Officer of the Company.

On March 9, 2012 Trisha Malone was appointed as the Chief Financial Officer of the Company.

On March 9, 2012, Angelique de Maison was appointed as a member of the Board of the Directors nominee of the Company.

On March 9, 2012, Juan Carlos Camus Villegas was appointed as a member of the Board of the Directors nominee of the Company.

On March 9, 2012, Larry A. Zielke was appointed as a member of the Board of the Directors nominee of the Company.

In addition to the new appointees, Michael Forster resigned as our Chief Executive Officer, David Forster resigned as President and Louis Fox resigned as Chief Financial Officer. The resignations were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Furthermore, the Director’s Michael Forster, David Forster, and Gary Stanwyck resignations as to their Director positions were effective 10 days after the March 9, 2012 event, relieving them from their director responsibilities on March 19, 2012. The anticipation of this event was previously reported on the Company’s SC 14F1 Filing as filed with the Commission on March 13, 2012. The resignations were not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Page - 25

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

Page - 26

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

Page - 27

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2010, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2010, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2011 and 2010:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Forster Principal Executive Officer	2011	$268,090	nil	nil	$0	nil	nil	$nil	$0
	2010	$154,788	nil	nil	$0	nil	nil	$nil	$0
Louis Fox Principal Financial Officer	2011	$31,500	nil	nil	$0	nil	nil	$nil	$0
	2010	$54,000	nil	nil	$0	nil	nil	$nil	$0
David J. Forster President	2011	$238,000	nil	nil	$0	nil	nil	$nil	$0
	2010	$304,473	nil	nil	$0	nil	nil	$nil	$0

Narrative Disclosure to Summary Compensation Table

Page - 28

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

We do not pay members of the Board of Directors any set fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business..

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

Page - 29

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

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 1, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Michael Forster (3)(4)	Common	784,479	27.5%
Louis Fox (3)(5)	Common	157,144	5.5%
David J. Forster (3)(6)	Common	611,429	21.4%
Gary Stanwyck (3)(7)	Common	2,775.01%
All Officers and Directors as a Group	Common	1,555,827	54.46%

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

(2)           Based on 2,856,426 issued and outstanding shares of common stock as of December 31, 2011.

(3)	The address of the referenced individual is c/o Power-Save Energy Company, 3450 Sacramento San Luis Obispo, CA 93401.

Changes in Control

Subsequent Event:

On February 29, 2012, Power-Save Energy Company, a Utah corporation, entered into an agreement to acquire all of the capital stock of Bluestone S.A. On March 9, 2012, pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Bluestone, S.A., a Chilean corporation (“BLUESTONE”), and the shareholders of BLUESTONE, S.A. (“BLUESTONE Shareholders’), the Company acquired 100% of the outstanding shares of common stock of Bluestone (the “Bluestone Stock”) from Bluestone Shareholders.  In exchange for the Bluestone Stock, the Company issued 60,000,000 shares of its common stock to the Bluestone Shareholders.  As a result of closing the transaction, Bluestone Shareholders now hold approximately 96.7% of the Company’s issued and outstanding common stock.

Page - 30

The shares of common stock of the Company issued pursuant to the Share Exchange Agreement were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  A copy of the Share Exchange Agreement is attached hereto and is hereby incorporated by this reference. All references to the Share Exchange Agreement and other exhibits to this Current Report are qualified, in their entirety, by the text of such exhibits.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

On October 20, 2011 the Company issued 21,400,000 pre-split shares for past services to David Forster.

In exchange for the Bluestone Stock, the Company issued 60,000,000 shares of its common stock to the Bluestone Shareholders.  As a result of closing the transaction, Bluestone Shareholders now hold approximately 96.7% of the Company’s issued and outstanding common stock.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$18,750	$20,000
Audit-related fees	$ nil	$ nil
Tax fees	$ nil	$ nil
All other fees	$ nil	$ nil
Total	$18,750	$20,000

Page - 31

Audit Fees

During the fiscal years ended December 31, 2011, we incurred approximately $8,750 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2011.

During the fiscal year ended December 31, 2011, we incurred approximately $20,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees
The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $nil and $nil, respectively.

Tax Fees
The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees
The aggregate fees billed during the fiscal year ended December 31, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $nil and $nil, respectively.

Page - 32

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

Page - 33

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-SAVE ENERGY COMPANY

Dated: April 13, 2012	/s/ Zirk Engelbrecht
By: Zirk Engelbrecht Its: Chief Executive Officer

Dated: April 13, 2012	/s/ Trisha Malone
By: Trisha Malone Its: Chief Financial and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 13, 2012	/s/ Gonzalo Troncoso ____
By: Gonzalo Troncoso Its: President and Secretary

Dated: April 13, 2012	/s/ Angelique de Maison
By: Angelique de Maison Its: Director

Dated: April 13, 2012	/s/ Juan Carlos Camus Villegas
By: Juan Carlos Camus Villegas Its: Director

Dated: April 13, 2012	/s/ Larry A. Zielke
By: Larry A. Zielke Its: Director

Page - 34

Exhibit 31.01

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Zirk Engelbrecht, certify that:

1.	I have reviewed this annual report on Form 10-K of Power-Save Energy Company;

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

Date: April 13, 2012	/s/ Zirk Engelbrecht
By: Zirk Engelbrecht
Its: Chief Executive Officer

Page - 35

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Trisha Malone, certify that:

1.	I have reviewed this amended annual report on Form 10-K of Power-Save Energy Company;

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

Date: April 13, 2012	/s/ Trisha Malone
By: Trisha Malone
Its:  Chief Financial Officer

Page - 36

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Power-Save Energy Company (the “Company”) on Form 10-K for the year ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zirk Engelbrecht, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Zirk Engelbrecht
By: Zirk Engelbrecht
Chief Executive Officer

Dated: April 13, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 37

Exhibit 32.02

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Power-Save Energy Company (the “Company”) on Form 10-K for the year ending December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Trisha Malone, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Trisha Malone
By: Trisha Malone
Chief Financial Officer

Dated: April 13, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 38