Form 10-Q
period 2012-03-31
POWER-SAVE ENERGY CO
filed 2012-05-21
CIK 922011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[Missing Graphic Reference]
 FORM 10-Q
[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission file number: 000-30215

LUSTROS INC.
(Formerly Power-Save Energy Company)
 (Exact name of registrant as specified in its charter)

Utah	87-9369569
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

POWER-SAVE ENERGY COMPANY
(former name of former address, if changes since last report)

1005 South Center Redlands, CA 92373
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
☐ Yes   ☒ No

As of, March 31, 2012, there were 62,856,426 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Page - 1

LUSTROS INC.
(FORMERLY POWER-SAVE ENERGY COMPANY*)

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Lustros Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "LSLD" refers to Lustros Inc.

Page - 2

PART I - FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

INDEX
Unaudited Condensed Balance Sheet as of March 31, 2012	F-1
Unaudited Condensed Statement of Operations for the three Months Ended March 31, 2012 and Since Inception And Statement of Income for the period ending March 31, 2012 and Since Inception	F-2
Unaudited Condensed Statement of Cash Flows for the period Ended March 31, 2012	F-3
Notes to Financial Statements	F-4

Page - 3

Lustros, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
March 31, 2012
ASSETS
Current Assets
Cash	$303,404
Notes receivable	52,004
Prepaid expenses	663,990
Total Current Assets	1,019,397

Non-Current Assets
Fixed asset, net	4,432,817
Intangible assets, net of impairment	4,462,000
Other assets	-
Total Non-Current Assets	8,894,817

TOTAL ASSETS	9,914,214

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	327,236
Notes payable	2,000,000
Total Liabilities	2,527,236

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized,
62,856,426 issued and outstanding	62,857
Paid in capital	10,460,377
Gain/loss on foreign currency conversion	(50,548)
Other comprehensive loss	(2,121,581)
Net income/(loss) accumulated during development stage	(964,128)
Total Stockholders' Equity	7,386,978

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,914,214

See notes to consolidated financial statements

The accompanying notes are an integral part of these financial statements.

(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)
	For the three months ended March 31, 2012	September 15, 2010 (Inception) to March 31, 2012

Revenue	$12,532	$12,532
Inventory obsolescence	-	-
Cost of goods sold	-	-
Gross profit/(loss)	12,532	12,532

Operating expenses
General and administrative	398,835	894,575
Legal and accounting	1,633	7,391
Mining costs	12,775	70,542
Research & development	3,445	23,055
Total expenses	416,688	995,563

Ordinary income (loss) from continued operations	(404,156)	(983,032)
Loss from discontinued operations	18,903	18,903

Other income (loss)	-	-

Net income (loss)	$(385,253)	$(964,128)

Income per share	$(0.02)

Weighted average common shares	18,021,261

Statements of Comprehensive Income (Loss)
(Unaudited)
	For the three months ended March 31, 2012	September 15, 2010 (Inception) to March 31, 2012

Net income (loss)	$(385,253)	$(964,128)

Gain/(loss) on foreign currency conversion	(50,548)	(50,548)

Total comprehensive income (loss)	$(435,801)	$(1,014,676)

See notes to consolidated financial statements

The accompanying notes are an integral part of these financial statements.

Lustros, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
September 15, 2010 (Inception) to March 31, 2012
Cash flows from operating activities
Net income/(loss)	$(964,128)

Non-cash transactions to reconcile cash used in operations
Loss from discontinued operations	(18,903)

Cash used in operations
Other receivable	(52,004)
Accounts payable	327,236
Prepaid expenses	(663,990)
Total cash from operations	(1,371,790)

Cash flows from investing activities
Purchase of intangible assets	-
Purchase of fixed assets	(4,432,817)
Total cash used in investing activites	(4,432,817)

Cash from financing activities
Stock sales	6,158,558
Total cash from financing activities	6,158,558

Effect if foreign currency exchange rate	(50,548)

INCREASE (DECREASE) IN CASH	303,404

BEGINNING CASH	-

ENDING CASH	$303,404

See notes to consolidated financial statements

 The accompanying notes are an integral part of these financial statements.

LUSTROS, INC.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

Note 1 - Organization and Principal Activities

Organization and Description of Business

Lustros, Inc., formerly Power-Save Energy Company, (the “Company") is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation was filed to change its name from Mag Enterprises, Inc. to Safari Associates, Inc. On September 12, 2006, an Amendment to the Articles of Incorporation was filed to change its name from Safari Associates, Inc. to Power-Save Energy Company.

On February 29, 2012, Power-Save Energy Company entered into an agreement to acquire all of the capital stock of Bluestone S.A. On March 9, 2012, pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Bluestone, S.A., a Chilean corporation (“Bluestone”), and the shareholders of Bluestone, S.A. (“Bluestone Shareholders’), the Company acquired 100% of the outstanding shares of common stock of Bluestone (the “Bluestone Stock”) from Bluestone Shareholders.  In exchange for the Bluestone Stock, the Company issued 60,000,000 shares of its common stock to the Bluestone Shareholders.  As a result of closing the transaction, Bluestone Shareholders now hold approximately 96.7% of the Company’s issued and outstanding common stock.  For accounting purposes, the Bluestone acquisition is treated as a reverse acquisition with Bluestone treated as the acquirer and the Company as the acquired party.  As a result, the business and financial information included in the report is the business and financial information of Bluestone prior to March 9, 2012 and the combined entity after March 9, 2012.

On March 31, 2012 the Company agreed with the former management of Power-Save Energy Company to transfer the renewable energy and energy savings product business, including all assets, liabilities, and the name Power-Save Energy Company to the former management in lieu of unpaid salaries.

On April 12, 2012 an Amendment to the Articles of Incorporation was filed to change its name from Power-Save Energy Company to Lustros, Inc.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of Lustros, Inc., its wholly owned subsidiary Bluestone, and the subsidiaries and mining projects owned by Bluestone.  All significant inter-company balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company’s wholly-owned subsidiary, Bluestone are measured using the local currency (the Chilean Peso (CLP) is the functional currency).  Assets and liabilities of Bluestone SA are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations.  The exchange rate at March 31, 2012 was 489.76 Chilean Pesos per United States Dollar, based on historical rates from Banco Central de Chile.

The Company is exposed to movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material negative impact on the Company's financial condition or results of operations in the future.

Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. At March 31, 2012 the carrying cost of these instruments approximate their fair value.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to five years.  Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred.  Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Mining Properties and Equipment

The Company will follow the successful efforts method of accounting.  All developmental costs will be capitalized.  Depreciation and depletion of producing properties will be computed on the unit-of-production method based on estimated proved reserves.  Repairs and maintenance will be expensed, while renewals and betterments will be generally capitalized.

At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of our properties will be compared to management's future estimated pre-tax cash flow from the properties. If undiscounted cash flows are less than the carrying value, then the asset value will be written down to fair value. Impairment of individually significant unproved properties will be assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis.

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

In March 2012, an option was granted to both Zirk Engelbrecht, our Chief Executive Officer, and Gonzalo Troncoso, our President and Chief Operating Officer, to purchase 75,000 shares each of Preferred Stock at $5.00 per share.

Page - 8

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred operating losses since inception.  These factors affect the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require additional cash infusions from the sale of equity and will seek to generate income from several avenues.

Note  3 – Sulfatos Chile

On February 15, 2012, Bluestone purchased a 60% equity interest in Sulfatos Chile from Santa Teresa Minerals pursuant to the stock purchase agreement dated January 26, 2012, as amended.   The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of common stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan made to Santa Teresa Minerals by Angelique de Maison, a director of the Company, in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals.   A total of $1,670,988 has been paid as of March 31, 2012 with $529,012 remaining as a note receivable.

Note 4 – Bluestone SA Acquisition

On February 29, 2012, Power-Save Energy Company, a Utah corporation, entered into an agreement to acquire all of the capital stock of Bluestone S.A. On March 9, 2012, pursuant to a Share Exchange Agreement with Bluestone, S.A., a Chilean corporation, and the shareholders of Bluestone, S.A., the Company acquired 100% of the outstanding shares of common stock of Bluestone from Bluestone Shareholders.  In exchange for the Bluestone Stock, the Company issued 60,000,000 shares of its common stock to the Bluestone Shareholders.  As a result of closing the transaction, Bluestone Shareholders now hold approximately 96.7% of the Company’s issued and outstanding common stock.  For accounting purposes, the Bluestone acquisition is treated as a reverse acquisition with Bluestone treated as the acquirer and the Company as the acquired party.  As a result, the business and financial information included in the report is the business and financial information of Bluestone prior to March 9, 2012 and the combined entity after March 9, 2012. The Company will undergo a full valuation of the assets, liabilities, and contingencies acquired from Bluestone within the next twelve months, and will adjust any balances accordingly.

 The Company’s current primary business is the operations of Bluestone. Bluestone is a pre-revenue exploration stage Chilean company with a 60% equity ownership of Sulfatos Chile.   Sulfatos Chile owns the Anico Copper Mine and is building a copper sulfate production facility.

Note 5- Fixed Assets

The Company acquired fixed assets with a fair value of $4,432,817 in the Bluestone acquisition in May 2012.  See Note 3-  Bluestone SA Acquisition.  The fixed assets are being amortized over their remaining useful lives.

Page - 9

Note 6- Goodwill

In connection with the Bluestone acquisition, and in accordance with ASC Topic 805-30 “Business Combinations – Goodwill or Gain from Bargain Purchase Including Consideration Transferred,” we recorded goodwill in the amount of $4,462,000, as a result of the Bluestone SA Acquisition, see Note 4- Bluestone SA Acquisition.  In accordance with ASC Topic 350-20 "Intangibles - Goodwill and Other," goodwill will be assessed periodically.

Note 7- Debt

From November 2011 through February 2012, Angelique de Maison, a director of the Company, provided a total of $1.1m in working capital advances in the form of an unsecured demand loan with no interest and no set terms of repayment to Santa Teresa Minerals.  In February 2012 these advances were assigned to Bluestone, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone in February 2012.

In February and March 2012 Zirk Engelbrect, Chief Executive Officer and director of the Company, provided a total of $570,988 in unsecured demand loans with no interest and no set terms of repayment which was applied to the purchase of Sulfatos Chile.

$529,012 remains due to Santa Teresa Minerals for the purchase of Sulfatos Chile as a note payable.  See Note 3- Sulfatos Chile.

Note 8- Private Placements

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

Note 9 – Stock Split

On October 15, 2011 the Company effected a 35 for 1 reverse-split of its issued and outstanding common stock, whereby, every 35 shares of stock where exchanged for one share of common stock.  No remainders would remain. All share amounts in these financial statements have been adjusted to reflect the 35 for 1 reverse split

Note 10 – Stockholders’ Equity

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

On September 15, 2011, the Company issued 128,571 shares for services issued for services rendered from January 1 through June 30, 2011.

In October, 2011, the Company issued a total of 49,542 shares of common stock for professional service rendered to the company.

On March 9, 2012, the Company issued 60,000,000 shares of its common stock to the Bluestone Shareholders in exchange for 100% of the outstanding stock of Bluestone SA.

Page - 10

Note 11- Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended March 31, 2012 was filed and has found the following events to report.

In May 2012 Zirk Engelbrecht, our Chief Executive Officer, and Gonzalo Troncoso, our President and Chief Operating Officer, elected to purchase 75,000 shares each of Preferred Stock at $5.00 per share granted to them in March 2012.

[End Notes to Financial Statements]

Page - 11

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

CORPORATE HISTORY

Power-Save Energy Company is the successor corporation of Mag Enterprises, Inc., a Utah corporation incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation was filed to change the name from Mag Enterprises, Inc. to Safari Associates, Inc.  On September 12, 2006, an Amendment to the Articles of Incorporation was filed to change the name from Safari Associates, Inc. to Power-Save Energy Company.

On February 29, 2012, Power-Save Energy Company, a Utah corporation, entered into an agreement to acquire all of the capital stock of Bluestone S.A. On March 9, 2012, pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Bluestone, S.A., a Chilean corporation (“BLUESTONE”), and the shareholders of BLUESTONE, S.A. (“BLUESTONE Shareholders’), the Company acquired 100% of the outstanding shares of common stock of Bluestone (the “Bluestone Stock”) from Bluestone Shareholders.  In exchange for the Bluestone Stock, the Company issued 60,000,000 shares of its common stock to the Bluestone Shareholders.  As a result of closing the transaction, Bluestone Shareholders now hold approximately 96.7% of the Company’s issued and outstanding common stock. On April 12, 2012 an Amendment to the Articles of Incorporation was filed to change its name from Power-Save Energy Company to Lustros, Inc. (the “Company”).

RESULTS OF OPERATIONS
Three Months Ended March 31, 2012

Revenue for the three months ended March 31, 2012 was $12,532.  Gross profit for the three months ended March 31, 2012 was $12,532.  Research and Development expense for the three months ended March 31, 2012 was $3,445 compared to $23,055 for the same period since inception.

General and administrative expenses for the three months ended March 31, 2012 were $398,056 compared to $338,909 for the three months ended March 31, 2011.

Due to the losses during the period the Company has not recorded a provision for income taxes. The Company will carry back any net operating loss to recover taxes paid in prior periods.

LIQUIDITY AND CAPITAL RESOURCES.

As of March 31, 2012 the current assets exceeded the current liabilities by $7,386,978.   Cash for the period ended March 31, 2012 was $303,404 primarily from the collection of accounts receivable..

Cash Requirements

Our cash on hand as of March 31, 2012 is $303,404. We do not have sufficient cash on hand to pay the costs of our operations as projected to twelve (12) months or less or to fund our operations for that same period of time. We will require additional financing in order to proceed with some or all of our goals as projected over the next twelve (12) months. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with any of our goals projected over the next twelve (12) months and beyond.

Page - 12

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

See the incorporated notes to financial statements for additional discussion.

Recently Issued Accounting Pronouncements

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

Page - 13

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

Page - 14

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Quarterly Developments

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

Subsequent Developments

As also reported in Subsequent Events and displayed on the cover page of this Filing and incorporated herein, on April 09, 2012 The Company announced its name change from Power-Save Company to Lustros, Inc. to better reflect the focus of the business in the mining sector.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A.	During the Quarter

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

B.	Subsequent Issuances

In May 2012 Zirk Engelbrecht, our Chief Executive Officer, and Gonzalo Troncoso, our President and Chief Operating Officer, elected to purchase 75,000 shares each of Preferred Stock at $5.00 per share granted to them in March 2012.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      [REMOVED AND RESERVED]

N/A.

ITEM 5.                      OTHER INFORMATION

Quarterly Events

On March 01, 2012 the Company announced that it entered into an agreement to acquire Bluestone SA a Chilean corporation in the business of copper mining and the manufacturing of food grade copper sulfate in an all-stock transaction.

On March 9, 2012 Gonzalo Troncoso was appointed as President and Secretary of the Company.

Page - 16

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

Subsequent Events

On April 09, 2012 The Company announced its name change from Power-Save Company to Lustros, Inc. to better reflect the focus of the business in the mining sector.

On April 18, 2012, Gonzalo Troncoso resigned as Secretary of the Company. Mr. Troncosco retains his position as President. His resignation from the Secretary position is not the result of a disagreement with the Company.

On April 18, 2012, Trish Malone was appointed as Secretary of the Company. She holds this position in addition to being the current Chief Financial Officer of the Company.

On April 18, 2012 the Board of Directors approved the appointment of Gonzalo Troncoso as Chief Operating Officer.

On April 18, 2012 the Board of Directors approved the appointment of Larry A. Zielke as Senior Vice President and General Counsel.

On April 18, 2012 Gonzalo Troncoso was appointed as a member of the Board of Directors.

On April 18, 2012 Zirk Engelbrecht was appointed as a member of the Board of Directors.

On April 18, 2012 William H. Lavin was appointed as a member of the Board of Directors.

On April 18, 2012 Benjamin R. Dickey was appointed as a member of the Board of Directors.

On April 18, 2012 Trisha Malone was appointed as a member of the Board of Directors.

Page - 17

ITEM 6.                        EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Amended Certificate of Incorporation	Filed herewith
3.02	Bylaws	Filed herewith
10.01	Share Exchange Agreement between Power-Save Energy and Bluestone SA and their Shareholders	Incorporated by reference as filed on Form 8-K on March 12, 2012.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

Page - 18

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSTROS, INC.

Dated: May 21, 2012	/s/ Zirs Engelbrecht
By: Zirk Engelbrecht Its: Chief Executive Officer

Dated: May 21, 2012	/s/ Trisha Malone
By: Trisha Malone Its: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 21, 2012	/s/ Zirs Engelbrecht
By: Zirk Engelbrecht Its: Chief Executive Officer

Dated: May 21, 2012	/s/ Trisha Malone
By: Trisha Malone Its: Chief Financial Officer

Dated: May 21, 2012	/s/ Angelique de Maison
By: Angelique de Maison Its: Director

Dated: May 21, 2012	/s/ Juan Carlos Camus Villegas
By: Juan Carlos Camus Villegas Its: Director

Dated: May 21, 2012	/s/ William H. Lavin
By: William H. Lavin Its: Director

Dated: May 21, 2012	/s/ Benjamin R. Dickey
By: Benjamin R. Dickey Its: Director

Dated: May 21, 2012	/s/ Gonzalo Troncoso
By: Gonzalo Troncoso Its: Director

Dated: May 21, 2012	/s/ Larry A. Zielke
By: Larry A. Zielke Its: Director

Page - 19

Exhibit 31.01

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Zirk Engelbrecht, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lustros Inc.;

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

Date: May 21, 2012	/s/ Zirk Engelbrecht
By: Zirk Engelbrecht
Its: Chief Executive Officer

Page - 20

Exhibit 31.02

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Trisha Malone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lustros Inc.;

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

Date: May 21, 2012	/s/ Trisha Malone
By: Trisha Malone
Its:  Chief Financial Officer

Page - 21

Exhibit 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Lustros Inc (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zirk Engelbrecht, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Zirk Engelbrecht
By: Zirk Engelbecht
Chief Executive Officer

Dated:  May 21, 2012

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Lustros Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Trisha Malone, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)        The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Trisha Malone
By: Trisha Malone
Chief Financial Officer

Dated: May 21, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Page - 23