Form 10-Q
period 2012-06-30
Lustros Inc.
filed 2012-08-20
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(909) 253-0774
(Issuer's telephone number)

with a copy to:

Zouvas Law Group, P.C.

2368 Second Avenue

San Diego, CA 92101

Telephone (619) 688-1116

Facsimile: (619) 688-1716

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of, August 17, 2012, there were 70,754,821 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX

Unaudited Consolidated Balance Sheet as of June 30, 2012	4

Unaudited Consolidated Statement of Operations for the three Months Ended June 30, 2012 and Since Inception And Statement of Income for the period ending June 30, 2012 and Since Inception	5

Unaudited Consolidated Statement of Cash Flows for the period Ended June 30, 2012	6

Notes to Financial Statements	7

Lustros, Inc.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Unaudited)

June 30, 2012
ASSETS
Current Assets
Cash	$29,034
Prepaid expenses	948,420
Total current assets	977,454

Non-Current Assets
Fixed asset, net	7,809,316
Land	549,310
Total non-current assets	8,358,626

TOTAL ASSETS	$9,336,080

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	$1,293,367
Notes payable	446,217
Notes payable - related party	342,393
Total liabilities	2,081,977

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 175,000 issued and outstanding	175
Common stock, $.001 par value, 100,000,000 shares authorized, 69,674,608 issued and outstanding	69,674
Additional paid-in capital	5,393,467
Minority interest	3,264,303
Other comprehensive income	219,048
Accumulated deficit during exploration stage	(1,692,564)
Total stockholders' equity	7,254,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,336,080

See notes to consolidated financial statements

Lustros, Inc.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30, 2012	Inception, (January 26, 2012) to June 30, 2012

Revenue	$31,057	$51,943
Cost of goods sold	–	–
Gross profit	31,057	51,943

Operating expenses
General and administrative	484,124	971,658
Payroll	625,778	598,687
Legal and accounting	98,294	99,953
Mining costs	41,935	69,356
Research & development	3,312	3,688
Total expenses	1,253,443	1,743,342

Loss from operations	(1,222,386)	(1,691,399)

Other loss	(1,165)	(1,165)

Net loss	$(1,223,551)	$(1,692,564)

Income per share, basic	$(0.02)

Weighted average common shares, basic	62,931,351

Statements of Comprehensive Loss

(Unaudited)

	For the three months ended June 30, 2012	Inception, (January 26, 2012) to June 30, 2012

Net loss	$(1,223,551)	$(1,692,564)

Gain on foreign currency translation	219,048	219,048

Total comprehensive loss	$(1,004,503)	$(1,473,516)

 See notes to consolidated financial statements

Lustros, Inc.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Inception (January 26, 2012) to June 30, 2012
Cash flows from operating activities
Net loss	$(1,692,564)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	31,927

Changes in operating assets and liabilities:
Accounts payable	844,955
Prepaid expenses	(183,869)
Total cash used by operations	(999,551)

Cash flows from investing activities
Funds received in Bluestone SA acquisition	892,294
Funds received in Power Save merger	38,572
Disposal of Power Save operations	(20,642)
Purchase of fixed assets	(1,058,898)
Total cash used in investing activities	(148,674)

Cash from financing activities
Proceeds from notes payable	2,482,211
Repayment of notes payable	(2,745,000)
Stock sales	1,221,000
Total cash used in financing activities	958,211

Effect of foreign currency exchange rate	219,048

INCREASE IN CASH	29,034

BEGINNING CASH	–

ENDING CASH	$29,034

Supplemental disclosure of cash flow information:
Interest paid	$(1,165)
Income taxes paid	$–

Supplemental disclosure of non-cash investing activities:

Common stock issued to satisfy notes payable	1,529,000
Net assets acquired in reverse merger with Power Save	63,207
Net assets acquired in Sulfatos Chile acquisition	(5,068,464)
Net assets disposed of in Power Save sale	(62,138)
Effect of reverse merger with Power Save	(24,635)
Contributed capital in Sulfatos Chile acquisition	2,696,455
Contributed capital on Power Save sale	41,496

See notes to consolidated financial statements

LUSTROS, INC.

(An Exploration Stage Company)

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

On March 25, 2012, the Company agreed with the former management of Power-Save Energy Company to transfer the renewable energy and energy savings product business, including all assets, liabilities, and the name Power-Save Energy Company to the former management in lieu of unpaid salaries and any other potential monies owed to them.

On April 12, 2012, an Amendment to the Articles of Incorporation was filed to change its name from Power-Save Energy Company to Lustros, Inc.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements, including the estimated useful lives of tangible and intangible assets. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the financial statements of Lustros, Inc., its wholly owned subsidiary Bluestone, and the subsidiaries and mining projects owned by Bluestone. All significant inter-company balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The financial statements of the Company’s wholly-owned subsidiary, Bluestone are measured using the local currency (the Chilean Peso (CLP) is the functional currency). Assets and liabilities of Bluestone SA are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations. The exchange rate at June 30, 2012 was 509.73 Chilean Pesos per United States Dollar, based on historical rates from Banco Central de Chile.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and accounts payable. At June 30, 2012 the carrying cost of these instruments approximate their fair value.

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

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Company is responsible for warehousing and shipping the merchandise.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $1,692,564.  These factors affect the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require additional cash infusions from the sale of equity and will seek to generate income from several avenues.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet our obligations on a timely basis, and, ultimately to attain profitability.

Note 3 - Sulfatos Chile

Supplemental cash flows information

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Sulfatos Chile Acquisition:

Six Months Ended June 30, 2012
Prepaid expenses	$764,551
Property and equipment	7,331,655
Accounts payable	(447,343)
Notes payable	(2,580,399)
$5,068,464
Plus, cash acquired	892,294
Total value of acquisition	$5,960,758
Value of acquisition allocated to additional paid-in capital	$2,696,455
Value of acquisition allocated to minority interest	$3,264,303

On February 15, 2012, Bluestone purchased a 60% equity interest in Sulfatos Chile from Santa Teresa Minerals pursuant to the stock purchase agreement dated January 26, 2012, as amended. The interests in Sulfatos Chile were sold in exchange for (a) Santa Teresa Minerals receiving 2,000 shares of Common Stock of Bluestone, representing 20% of the outstanding capital stock of Bluestone at the time; and (b) $2.2 million, with $1.1 million paid by cancellation of a demand loan made to Santa Teresa Minerals by Angelique de Maison, a director of the Company, in January 2012, which loan had been assigned by Ms. de Maison to Bluestone, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. A total of $2,065,000 has been paid as of June 30, 2012 with $135,000 remaining as a note payable.

The transaction has been accounted for as a purchase. However, the purchase price has been allocated to additional paid-in capital and the assets and liabilities are carried over at historical costs since the purchase was between related parties. Results of operations for the acquired companies have been reflected in the Company's financial statements from the day the acquisition closed.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Acquisition. The allocation of the purchase price to the fair value of net assets acquired has been based on appraisals of the assets acquired:

At February 15, 2012
Working Capital Items
Cash and cash equivalents	$892,294
Prepaid expenses and other	764,551
Accounts payable and accrued liabilities	(447,343)
Notes payable	(2,580,399)
Subtotal—Working Capital Items	829,103
Long-lived Assets:
Property & Equipment
Land	549,310
FFE and Equipment	6,782,345
Subtotal—long-lived assets	7,331,655
Total value of acquisition	$5,960,758
Value of acquisition allocated to additional paid-in capital	$2,696,455
Value of acquisition allocated to minority interest	$3,264,303

In accordance with accounting principles generally accepted in the United States, the assets and liabilities acquired are carried over at their historical value because the transaction occurred between related parties.

Had the Acquisition taken place on January 1, 2012, results of operations would have reflected the following pro forma amounts for the six months ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$31,057	$51,942
Operating income	889,477	1,592,183
Net loss	$(85,420)	$(1,540,241)

The principal differences between reported amounts and the pro forma amounts result from elimination of January’s operations since they were not part of the consolidated Company.

Note 4 - Bluestone SA Acquisition

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Bluestone SA merger :

Six Months Ended June 30, 2012
Notes receivable	$18,446
Inventories	65,565
Prepaid expenses and other	4,765
Property and equipment	48,406
Accounts payable	(181,172)
Notes payable	(19,217)
$(63,207)
Plus, cash acquired	38,572
Total reverse merger business combination Bluestone and Power-Save	$(24,635)

The following information presents supplemental cash flows information of assets given and liabilities released in connection with the Power Save Energy business disposal on March 9, 2012:

Six Months Ended June 30, 2012
Notes receivable	$(18,446)
Inventories	(65,565)
Prepaid expenses and other	(4,765)
Property and equipment	(48,406)
Accounts payable	180,103
Notes payable	19,217
$62,138
Less, cash transferred in disposal	(20,642)
Total disposal of Power-Save business	$41,496

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

The Company’s current primary business is the operations of Bluestone. Bluestone is a pre-revenue exploration stage Chilean company with a 60% equity ownership of Sulfatos Chile. Sulfatos Chile owns the Anico Copper Mine and is building a copper sulfate production facility specializing in the production of the highest quality food-grade copper sulfate.

Note 5 - Fixed Assets

The Company acquired fixed assets with a fair value of $7,331,655 in the Bluestone acquisition in March 2012. See Note 4- Bluestone SA Acquisition. The fixed assets are being amortized over their remaining useful lives.

Note 6 - Debt

From November 2011 through February 2012, Angelique de Maison, a director of the Company, provided a total of $1.1m in working capital advances in the form of an unsecured demand loan with no interest and no set terms of repayment to Santa Teresa Minerals. In February 2012 these advances were assigned to Bluestone, of which Ms. de Maison is a major shareholder, and were applied to the purchase of Santa Teresa Minerals’ 60% equity interest in Sulfatos Chile by Bluestone in February 2012. After the acquisition of Bluestone by Lustros in March 2012, Lustros became responsible for repayment of this debt to Ms. de Maison. In April 2012 Ms. de Maison assigned her right to repayment of $1,000,000 of this loan to two third parties who agreed to apply this debt to the purchase of 5,000,000 shares of Common Stock. In June 2012 Ms. de Maison agreed to apply the remaining $100,000 balance due under the loan to the purchase of 181,818 shares of Common Stock.

From February through June 2012, Suprafin, Ltd. (“Suprafin”) provided a total of $1,316,393 in unsecured demand loans with no interest and no set terms of repayment which was applied to the purchase of Sulfatos Chile. Zirk Engelbrect, Chief Executive Officer and a director of the Company, is an officer of Suprafin, Ltd. In May 2012 Suprafin elected to apply $429,000 of these loans toward the purchase of 100,000 shares of Preferred Stock in the Company. In June 2012 $680,000 of these loans were repaid. $207,393 remained outstanding under these loans at June 30, 2012.

$135,000 remains due to Santa Teresa Minerals for the purchase of Sulfatos Chile as a note payable. See Note 3- Sulfatos Chile.

In April 2012 Sulfatos Chile borrowed 40,500,223 CLP or approximately $79,454 from Banco de Chile for working capital purposes. This is a 12 month loan due on March 31, 2013 at 13.43% interest with payments beginning on October 1, 2012. The balance due under this loan at June 30, 2012 is 41,438,863 CLP or approximately $81,296.

Sulfatos Chile currently owes 186,011,000 CLP or approximately $364,921 for the last payment of the land acquired in the first quarter of 2011.

The following table sets forth the consolidated indebtedness of the Company at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheets:

Description	Total Due at June 30, 2012
Suprafin, Ltd.	$207,393
Santa Teresa Minerals	135,000
Banco de Chile Loan	81,296
Land Purchase Balance	364,921
$788,610

Note 7 - Stockholder’s Equity

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 100,000,000 shares of preferred stock with a par value of $0.01 per share. At June 30, 2012, the Company had 69,674,608 shares of its common stock issued and outstanding.

On March 9, 2012, the Company issued 60,000,000 shares of its Common Stock to the Bluestone Shareholders in exchange for 100% of the outstanding stock of Bluestone SA. See Note 4.

In March 2012 an option was granted to both Zirk Engelbrecht, now our Chief Executive Officer, and Gonzalo Troncoso, now our President and Chief Operating Officer, to purchase shares of Preferred Stock at $4.29 per share. In May 2012 Mr. Engelbrecht exercised the option to purchase 100,000 shares of Preferred Stock and Mr. Troncoso exercised the option to purchase 75,000 shares of Preferred Stock. Preferred Stock is convertible to Common Stock at the rate of 100 shares of Common Stock for each share of Preferred Stock. The Company received $750,000 from the sale of these shares.

In April 2012, the Company sold 5,000,000 shares of its Common Stock in a private placement at $0.20 per share. The Company received net proceeds from the offering of $1,000,000.

In June 2012, the Company sold 1,818,182 shares of its Common Stock in a private placement at $0.55 per share. The Company received net proceeds from the offering of $1,000,000

Note 8 - Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended June 30, 2012 was filed and has found the following events to report.

In July 2012 the Company sold 727,272 shares of its Common Stock in a private placement at $0.55 per share. The Company received net proceeds from the offering of $400,000.

In July and August 2012 the Company sold 352,941 shares of its Common Stock in a private placement at $0.85 per share. The Company received net proceeds from the offering of $300,000.

[End Notes to Financial Statements]

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

Through Bluestone SA we now have a majority interest in Sulfatos Chile. Our Sulfatos Chile subsidiary specializes in the production of the highest quality food-grade copper sulfate. Copper ore is processed in its copper sulfate processing plant in Puerto Oscuro, Chile. The ore is extracted from the Sulfatos Chile owned 1,325 hectare Anica copper mine or bought from local artisanal miners. Our copper sulfate facility is expected to begin processing 5,000 tons of material per month in August 2012. The current plant capacity of 15,000 tons per month will occur upon receiving permits for unlimited production which we expect to receive in April of 2013. Cash flow from this first phase is expected to begin in October of 2012 and will fund future expansion for an additional 25,000 ton processing plant.

NO COMPARABLE INFORMATION

There is no relevant comparable historic financial information for the current quarter ended June 30, 2012 and the six months ended June 30, 2011, as Bluestone SA’s operations did not begin until January 2012. Therefore, limited information is provided in our Results of Operations section below.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2012

Revenue for the three and six months ended June 30, 2012 was $31,057 and $51,943, respectively for the sale of copper and copper sulfate. Gross profit for the three and six months ended June 30, 2012 was $31,057 and $51,943 respectively. We expect revenues to increase significantly after the full scale launch of our copper sulfate production facility in Q4 2012.

Operating expenses for the three and six months ended June 30, 2012 was $1,253,443 and $1,743,342, respectively. Operating expenses were primarily associated with the operations of Sulfatos Chile in the ordinary course of business as well as legal and accounting expenses required by a public company.

Due to the losses during the period the Company has not recorded a provision for income taxes. The Company will carry back any net operating loss to recover taxes paid in prior periods.

LIQUIDITY AND CAPITAL RESOURCES.

As of June 30, 2012 the current liabilities exceeded the current assets by $1,104,523. Cash for the period ended June 30, 2012 was $29,034 primarily from the sales of stock and intercompany loans.

Cash Requirements

During the next twelve months, the Company plans to satisfy its cash requirements by income from operations as well as additional equity financing and contributions from its current principal shareholders and other investors. The Company intends to undertake additional private placements of its securities in order to raise future development and operating capital. The Company depends upon capital to be derived from contributions from its principal shareholders and future financing activities such as subsequent offerings of its securities. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its securities.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

On March 9, 2012 Trisha Malone was appointed as the Chief Financial Officer of the Company.

Louis Fox resigned as Chief Financial Officer. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

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

On September 21, 2011, Chris Frye filed a lawsuit against the Company in California Superior Court alleging, among other things, breach of contract surrounding the Company’s CBS Television solar project. Chris Frye also filed a cross-complaint in a New Mexico action filed by Uni-Rac involving similar subject matter. The Company vigorously denies all the allegations and insists the lawsuit is an attempt on Chris Frye’s part to evade paying an outstanding invoice owed to the Company. The California Suit has since been dismissed in its entirety and the cross-complaint in New Mexico has been dismissed as well. Chris Frye and Power-Save have joined forces to combat Uni-Rac in the New Mexico portion of the case, which is reduced to a dispute of less than $200,000 regarding the racking supplied in relation to the CBS project.1

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.2

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A.	During the Quarter

Preferred Stock

In May 2012 Mr. Engelbrecht exercised the option to purchase 100,000 shares of Preferred Stock and Mr. Troncoso exercised the option to purchase 75,000 shares of Preferred Stock. The Company received $750,000 from the sale of these shares.

Common Stock

In April 2012 the Company sold 5,000,000 shares of its Common Stock in a private placement at $0.20 per share. The Company received net proceeds from the offering of $1,000,000.

In June 2012 the Company sold 1,818,182 shares of its Common Stock in a private placement at $0.55 per share. The Company received net proceeds from the offering of $1,000,000.

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

In July 2012 the Company sold 727,272 shares of its Common Stock in a private placement at $0.55 per share. The Company received net proceeds from the offering of $400,000.

In July and August 2012 the Company sold 727,272 shares of its Common Stock in a private placement at $0.85 per share. The Company received net proceeds from the offering of $300,000.

__________________________

1 As of March 31, 2012, Power-Save Energy Company’s assets and liabilities were transferred to Michael Forster pursuant to a settlement Agreement. As such, the lawsuits listed above, although filed against the Company while it was operating as Power-Save Energy Company, are the sole responsibility of Michael Forster.

2 As of March 31, 2012, Power-Save Energy Company’s assets and liabilities were transferred to Michael Forster pursuant to a settlement Agreement. As such, the lawsuits listed above, although filed against the Company while it was operating as Power-Save Energy Company, are the sole responsibility of Michael Forster.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Quarterly Events

On April 09, 2012 The Company announced its name change from Power-Save Company to Lustros, Inc. to better reflect the focus of the business in the mining sector.

On April 18, 2012, Gonzalo Troncoso resigned as Secretary of the Company. Mr. Troncoso retains his position as President. His resignation from the Secretary position is not the result of a disagreement with the Company.

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

On May 24, 2012 Myoung Won Sohn was appointed as a member of the Board of Directors.

On June 22, 2012, Robert Dickey was elected to serve as an alternate director of the Company. Mr. Dickey's role as alternate director shall be to fill any future vacancies that may occur as the result of the absence or unavailability of any of the directors of the Company.

On June 28, 2012, we dismissed Gruber & Company, LLC as our independent auditor. This dismissal of Gruber & Company was approved by our board of directors (we have no audit committee).

Gruber & Company’s reports on our consolidated financial statements for each of our fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that each of such reports contained a going concern qualification.

During the years ended December 31, 2011 and December 31, 2010 and the interim period between December 31, 2011 and June 28, 2012: (i) there were no disagreements between our company and Gruber & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Gruber & Company’s satisfaction, would have caused Gruber & Company to make reference to the subject matter of the disagreement in connection with its report for such years; and (ii) Gruber & Company did not advise us of any of the events requiring reporting in this Current Report on Form 8-K under Item 304(a)(1)(v) of Regulation S-K.

We provided Gruber & Company with a copy of the disclosures made in this report before this report was filed with the Securities and Exchange Commission. We requested that Gruber & Company furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements that are related to Gruber & Company.

On June 28, 2012, we engaged De Joya Griffith & Company, LLC (“De Joya Griffith”) to serve as our independent auditors for the fiscal year ending December 31, 2012. The engagement of De Joya Griffith was approved by our board of directors.

During the years ended December 31, 2011 and December 31, 2010 and the interim period between December 31, 2011 and June 28, 2012, neither we nor anyone acting on our behalf consulted De Joya Griffith regarding either (i) the application of accounting principles to a specific, completed or proposed transaction, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit	Filing
10.01	Share Exchange Agreement between Power-Save Energy and Bluestone SA and their Shareholders	Incorporated by reference as filed on Form 8-K on March 12, 2012.
10.02	Asset Purchase Agreement between Power-Save Energy Company/Lustros, Inc. and Michael Forster and SLO 3 Holdings, Inc.	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSTROS, INC.

Dated: August 20, 2012	/s/ Zirk Engelbrecht
By: Zirk Engelbrecht Its: Chief Executive Officer

Dated: August 20, 2012	/s/ Trisha Malone
By: Trisha Malone Its: Chief Financial Officer

