Form 10-Q
period 2012-09-30
Lustros Inc.
filed 2012-11-14
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-30215

LUSTROS, INC.

 (Exact name of registrant as specified in its charter)

Utah	45-5313260
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

9025 Carlton Hills Blvd.

Santee, CA 92071

(Address of principal executive offices)

619-449-4800
(Issuer's telephone number)

1005 S. Center St.

Redlands, CA 92373

(former name or former address, if changes since last report)

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

As of November 9, 2012, there were 70,754,821 shares of the registrant’s $0.001 par value Common Stock outstanding.

LUSTROS, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Lustros, Inc. and its consolidated subsidiaries (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted or the context otherwise requires, the words "we," "our," "us," or the "Company," refer to Lustros, Inc. (“Lustros”) and its consolidated subsidiaries.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX

Unaudited Consolidated Balance Sheet as of September 30, 2012	5

Unaudited Consolidated Statements of Operations for the three months ended September 30, 2012 and from inception (January 26, 2012) to September 30, 2012	6

Unaudited Consolidated Statement of Cash Flows for the period from inception (January 26, 2012) to September 30, 2012	7

Notes to Consolidated Financial Statements	8

Lustros, Inc.

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

September 30, 2012
ASSETS
Current Assets
Cash	$248,659
Prepaid expenses	887,352
Total current assets	1,136,011

Non-Current Assets
Fixed asset, net	5,030,436
Mining property	3,784,215
Land	595,137
Total non-current assets	9,409,788

TOTAL ASSETS	10,545,799

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	654,937
Loans payable	465,165
Loans payable - related party	1,186,489
Total current liabilities	2,306,591

Non-Current Liabilities
Asset retirement obligations	791,813
Total non-current liabilities	791,813

Total liabilities	3,098,404

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 175,000 issued and outstanding	175
Common stock, $.001 par value, 100,000,000 shares authorized, 70,754,821 issued and outstanding	70,754
Paid in capital	6,092,387
Minority interest	2,310,556
Other comprehensive loss	1,331,745
Net income/(loss) accumulated during development stage	(2,358,222)
Total stockholders' equity	7,447,395

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,545,799

See notes to consolidated financial statements.

Lustros, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30, 2012	Inception, (January 26, 2012) to September 30, 2012

Revenue	$2,959	$54,900
Cost of goods sold	–	–
Gross profit	2,959	54,900

Operating expenses
General and administrative	725,285	1,637,984
Depreciation	25,894	57,821
Payroll	419,730	1,045,508
Legal and accounting	389,767	489,721
Mining costs	58,210	127,568
Research & development	557	4,244
Total expenses	1,619,443	3,362,846

Loss from continued operations	(1,616,484)	(3,307,946)

Other loss	(2,859)	(4,023)

Net loss	$(1,619,343)	$(3,311,969)

Net loss attributable to minority interest	$(430,177)	$(953,747)

Net loss attributable to Lustros, Inc.	$(1,189,166)	$(2,358,222)

Income per share, basic	$(0.02)

Weighted average common shares, basic	70,575,212

Statements of Comprehensive Loss

(Unaudited)

	For the three months ended September 30, 2012	Inception, (January 26, 2012) to September 30, 2012

Net loss	$(1,619,343)	$(3,311,969)

Gain on foreign currency conversion	1,112,697	1,331,745

Total comprehensive loss	$(506,646)	$(1,980,224)

See notes to consolidated financial statements.

Lustros, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Unaudited)

Inception, (January 26, 2012) to September 30, 2012
Cash flows from operating activities
Net income/(loss)	$(3,311,969)

Non-cash transactions to reconcile cash used in operations
Depreciation	57,821
Accrued interest included in notes payable	5,732

Cash used in operations
Accounts payable	998,338
Prepaid expenses	(122,801)
Total cash from operations	(2,372,879)

Cash flows from investing activities
Funds received in Bluestone SA acquisition	892,294
Funds received in Power Save merger	38,572
Disposal of Power Save operations	(20,642)
Purchase of fixed assets	(1,101,414)
Total cash used in investing activities	(191,190)

Cash from financing activities
Proceeds from notes payable	79,454
Repayment of notes payable in cash	(707,476)
Proceeds from notes payable,related party	2,913,453
Repayment of notes payable, related party	(1,726,964)
Stock sales	1,921,000
Total cash from financing activities	2,479,467

Effect if foreign currency exchange rate	333,261

INCREASE (DECREASE) IN CASH	248,659

BEGINNING CASH	–

ENDING CASH	$248,659

Supplemental disclosure of cash flow information:
Interest paid	$(4,023)
Income taxes paid	$–

Supplemental disclosure of non-cash investing activities:
Common stock issued to satisfy notes payable	$1,529,000
Net assets acquired in reverse merger with Power Save	$63,207
Net assets acquired in Sulfatos Chile acquisition	$(5,068,464)
Net assets disposed of in Power Save sale	$(62,138)
Effect of reverse merger with Power Save	$(24,635)
Contributed capital in Sulfatos Chile acquisition	$2,696,455
Contributed capital in Power Save sale	$41,496

See notes to consolidated financial statements.

LUSTROS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1 – Organization and Principal Activities

Organization and Description of Business

Lustros, Inc. ("Lustros", and together with its consolidated subsidiaries, the "Company"), formally Power-Save Energy Company, is a Utah corporation formed in 1980. The Company is a pre-revenue development stage company that intends to market and sell high quality food-grade copper sulfate obtained by processing copper ores and tailings at Company-owned processing facilities in Chile.

On March 9, 2012, Lustros acquired all of the outstanding capital stock and rights to acquire capital stock of Bluestone, S.A. a Chilean corporation (“Bluestone”), in exchange for 60,000,000 shares of its Common Stock (the "Bluestone Acquisition"). Bluestone's principal asset is a 60% equity interest in Sulfatos Chile, S.A. ("Sulfatos"), which it acquired in February 2012 (The “Sulfatos Acquisition”).

For accounting purposes, the Company has treated the Bluestone Acquisition as a reverse acquisition with Bluestone the acquiring entity and Lustros as the acquired entity. As a result, the Company's financial statements reflect the financial information of Bluestone prior to March 9, 2012 and the combined entity on and after March 9, 2012.

On March 25, 2012, the Company sold the assets (including the “Power-Save” name) of its renewable energy and energy savings product business in which it had engaged prior to the Bluestone Acquisition, to the former management of the Company (the "Power Save Sale"). See Note 4--Bluestone Acquisition and Power Save Sale.

On June 25, 2012 the Company created a new subsidiary, Mineraltus S.A. (“Mineraltus”), a Chilean corporation, to extract copper from the tailings (waste products) of expired copper mines to secure the raw materials to manufacture high quality, feed-grade copper sulfate. The Company owns 80% of Mineraltus.

On August 22, 2012 the Company formed Lustros Chile SpA as a 100% owned subsidiary, for the purpose of acting as a Chilean entity holding company for the Company’s Chilean subsidiaries Sulfatos, Mineraltus, and Bluestone.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements, including the estimated useful lives of tangible and intangible assets. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the financial statements of Lustros and its subsidiaries Lustros Chile SpA, Mineraltus, Bluestone, and Sulfatos. All significant inter-company balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The Company records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. The functional currency of Bluestone and its subsidiaries is the Chilean Peso ("CLP"). Assets and liabilities of Bluestone and its subsidiaries are translated into United States dollars at the exchange rates as of the balance sheet dates. Revenues and expenses of Bluestone and its subsidiaries are translated into United States dollars at average exchange rates in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations.

For purpose of these consolidated financial statements: (i) the exchange rate was $470.48 CLPs to 1 US dollar at September 30, 2012; and (ii) the average exchange rates were $490.11 CLPs to 1 US dollar and $498.49 CLPs to 1 US dollar during the three and nine months ended September 30, 2012, respectively.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and accounts payable. At September 30, 2012 the carrying cost of these instruments approximated their fair value.

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

Asset Retirement Obligation

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, the Company estimates that an asset retirement obligation of $791,813 exists.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Company is responsible for warehousing and shipping the merchandise.

Earnings/(Loss) Per Common Share

ASC Topic 260, “Earnings Per Share”, requires presentation of basic earnings per share and diluted earnings per share. Basic earnings/(loss) per share is computed by dividing earnings/(loss) available to common shareholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings/(loss) per share gives effect to all potential dilutive common shares outstanding during the period.

Going Concern

The Company’s financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $3,311,969 as of September 30, 2012.  These factors affect the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require additional financing from loans or the sale of debt or equity securities. In addition, the Company will seek to generate revenues from its business lines.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet its obligations on a timely basis and ultimately to attain profitability.

Note 3 – Sulfatos Acquisition

On February 15, 2012, Bluestone purchased a 60% equity interest in Sulfatos Chile from Santa Teresa Minerals S.A., a Chilean corporation ("Santa Teresa Minerals"). The purchase price for the equity interest was: (a) a 20% interest in Bluestone; (b) $2.2 million, with $1.1 million paid by assumption of a demand loan payable by Santa Teresa Minerals to Angelique de Maison, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. As of September 30, 2012, the entire purchase price had been paid. Santa Teresa Minerals’ 20% interest in Bluestone has been cancelled, and Bluestone is a wholly owned subsidiary of the Company.

At the time of the Sulfatos Acquisition, Bluestone was an affiliate of Santa Teresa Minerals because substantially all of the equity interests of Bluestone were owned by Juan Carlos Camus Villegas and Angelique de Maison, who were officers and/or directors of Santa Teresa Minerals and its parent holding company and were principal shareholders of the parent holding company.

The Sulfatos Acquisition has been treated as a "purchase" for financial reporting purposes. Because the Sulfatos Acquisition was between related parties, the purchase price has been allocated to additional paid-in capital and the assets and liabilities were carried over at historical costs. Results of operations for Sulfatos have been reflected in the Company's financial statements from the closing date.

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Sulfatos Acquisition:

Nine Months Ended September 30, 2012
Prepaid expenses	$764,551
Property and equipment	3,289,521
Mining property	3,492,824
Land	549,310
Accounts payable	(447,343)
Notes payable	(2,580,399)
$5,068,464
Plus, cash acquired	892,294
Total value of acquisition	$5,960,758

Value of acquisition allocated to additional paid-in capital	$2,696,455
Value of acquisition allocated to minority interest	$3,264,303

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Sulfatos Acquisition. In accordance with US GAAP, the assets and liabilities acquired are carried over at their historical value because the transaction occurred between related parties.

At February 15, 2012
Working Capital Items
Cash and cash equivalents	$892,294
Prepaid expenses and other	764,551
Accounts payable and accrued liabilities	(447,343)
Notes payable	(2,580,399)
Subtotal—Working Capital Items	829,103
Long-lived Assets:
Property & Equipment
Land	549,310
Mining property	3,492,824
FFE and Equipment	3,289,521
Subtotal—long-lived assets	7,331,655
Total value of acquisition	$5,960,758

Value of acquisition allocated to additional paid-in capital	$2,696,455
Value of acquisition allocated to minority interest	$3,264,303

Had the Sulfatos Chile Acquisition taken place on January 1, 2012, results of operations would have reflected the following pro forma amounts for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	Lustros, Inc.	Sulfatos Chile	Purchase	Pro
	Actual	Actual	Adjustments	Forma
Revenues	$–	$54,900	$–	$54,900
Operating expenses	934,914	2,600,992	(173,060)	3,362,846
Other loss	–	4,023	–	4,023
Net loss	$(934,914)	$(2,550,115)	$173,060	$(3,311,969)

The $173,060 purchase adjustment is the accumulated deficit thru the date of purchase on February 15, 2012.

Note 4 – Bluestone Acquisition and Power-Save Sale

On March 9, 2012, Lustros acquired all of the outstanding capital stock and rights to acquire capital stock of Bluestone in exchange for 60,000,000 shares of its common stock. As of the closing, these shares represented 96.7% of the Company’s outstanding common stock.  Bluestone's principal asset was a 60% equity interest in Sulfatos, which Bluestone acquired in February 2012. For financial reporting purposes, the Company has treated the Bluestone Acquisition as a reverse acquisition with Bluestone the acquiring entity and Lustros as the acquired entity. As a result, the Company's financial statements reflect the financial information of Bluestone prior to March 9, 2012 and the combined entity on and after March 9, 2012.

On March 25, 2012, the Company sold the assets (including the "Power-Save" name) of its renewable energy and energy savings product business in which it had engaged prior to the Bluestone Acquisition, to the former management of the Company. The purchase price for the assets was the cancellation of obligation for unpaid salaries and other monies owed to prior management and the assumption by the buyer of certain liabilities of the Company related to the Power-Save business.

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Bluestone Acquisition:

Nine Months Ended September 30, 2012
Notes receivable	$18,446
Inventories	65,565
Prepaid expenses and other	4,765
Property and equipment	48,406
Accounts payable	(181,172)
Notes payable	(19,217)
(63,207)
Plus, cash acquired	38,572
Total Bluestone Acquisition	$(24,635)

The following information presents supplemental cash flows information of assets given and liabilities released in connection with the Power Save Sale:

Nine Months Ended September 30, 2012
Notes receivable	$(18,446)
Inventories	(65,565)
Prepaid expenses and other	(4,765)
Property and equipment	(48,406)
Accounts payable	180,103
Notes payable	19,217
62,138
Less, cash transferred in disposal	(20,642)
Total Power Save Sale	$41,496

Note 5 – Property and Equipment

The Company acquired property and equipment with a fair value of $7,331,655 in the Bluestone Acquisition in March 2012. See Note 4 - Bluestone Acquisition and Power Save Sale. The following table sets forth our property and equipment at the date indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives.

September 30, 2012
Buildings	$167,569
Furniture & fixtures	23,348
Vehicles	133,643
Mining equipment	426,501
Plants/property improvements	4,276,913
Computers	36,520
Lab equipment	66,809
Total fixed assets	$5,131,303
Less depreciation	(100,867)
Net fixed assets	$5,030,436

Land	$595,137
Mining property	$3,784,215
Net property and equipment	$9,409,788

Note 6 – Debt

The following table sets forth the outstanding indebtedness of the Company at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheets:

Description	Total Due at September 30, 2012
Suprafin, Ltd.	$836,489
Robert Dickey	175,000
Bill Hlavin	175,000
Banco de Chile Loan	91,055
Land Purchase Balance	374,110
$1,651,654

From February through September 2012, Suprafin, Ltd. (“Suprafin”) provided the Company a total of $2,563,453 in non-interest bearing unsecured demand loans to enable Bluestone to pay the balance of the purchase price for of the Sulfatos Acquisition and for working capital purposes. Zirk Engelbrecht, currently the Chairman of the Board, and formerly the Chief Executive Officer, of Lustros, is the owner of Suprafin. In May 2012, Suprafin agreed to cancel $429,000 of these loans in exchange for 100,000 shares of Series A Preferred Stock. As of September 2012, the Company had repaid an additional $1,297,964 of these loans, and the outstanding balance of these loans was $836,489.

In September 2012, the Company borrowed a total of $350,000 from Robert Dickey and Bill Hlavin, directors of Lustros, for working capital purposes. These loans are non-interest bearing, unsecured demand loans to be repaid from any future financing.

In April 2012, Sulfatos borrowed $40,500,223 CLP, or approximately $79,454 US dollars, from Banco de Chile for working capital purposes. This loan bears interest at the rate of 13.43% per annum and is due on March 31, 2013. Payments of principal and interest in the amount of $7,343,229 CLP, or approximately $15,608 US dollars, commence on October 1, 2012. As of September 30, 2012, the outstanding balance of this loan was $42,839,374 CLP, or approximately $91,055 US dollars.

Sulfatos currently owes $176,011,132 CLP, or approximately $374,110 US dollars due on March 1, 2013, for the last payment of the land acquired in the first quarter of 2011. This obligation does not bare interest.

Note 7 – Stockholders’ Equity

The authorized capital stock of Lustros consists of 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value of $0.001 per share, designated “Series A Preferred Stock.” Each share of Series A Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock and is entitled to 100 votes per share on all matters submitted to the shareholders of Lustros. At September 30, 2012, there were outstanding 70,754,821 shares of Common Stock and 175,000 shares of Series A Preferred Stock.

On March 9, 2012, Lustros issued and sold 60,000,000 shares of its Common Stock in the Bluestone Acquisition in exchange for 100% of the outstanding stock of Bluestone. See Note 4 Blue Stone Acquisition and Power Save Sale.

In April 2012, Lustros issued and sold in a private placement: (i) to Zirk Engelbrecht 100,000 shares of Series A Preferred Stock in consideration cancellation of indebtedness to Suprafin, Ltd. in the amount of $429,000 at the rate of $4.29 per share (See Note 6 - Debt), which shares were issued and registered in the name of Zirk Engelbrecht; and (ii) to Gonzalo Troncoso 75,000 shares of Series A Preferred Stock for cash in the amount of $4.29 per share. At the time of these purchases, Mr. Engelbrecht was Chief Executive Officer of the Company and Mr. Troncoso was President and Chief Operating Officer of the Company.

In April 2012, Lustros issued and sold 5,000,000 shares of common stock in a private placement to two entities in consideration of the cancellation of indebtedness of $1,000,000 at the rate of $0.20 per share. This indebtedness was working capital advances made by Angelique de Maison to Santa Teresa Minerals and assumed by Bluestone in the Sulfatos Acquisition. Ms. De Maison directed that 3,643,911 of these shares be issued in the name of Quatre Gats, an entity owned by Zirk Engelbrecht, Angelique de Maison, Gonzalo Troncoso and Trisha Malone, Chief Financial Officer of the Company.

In June 2012, Lustros issued and sold 1,636,364 shares of its Common Stock in a private placement at $0.55 per share or net proceeds of $900,000.

In June 2012, Lustros issued and sold to Angelique de Maison 181,818 shares of its Common Stock in consideration of the cancellation of $100,000 of debt at the rate of $0.55 per shares. This indebtedness was the remaining working capital advances assumed by Bluestone in the Sulfatos Acquisition.

In July 2012, Lustros issued and sold 727,272 shares of its Common Stock to a director in a private placement at $0.55 per share or net proceeds from the offering of $400,000.

In July and August 2012, Lustros issued and sold 352,941 shares of its Common Stock in a private placement at $0.85 per share or net proceeds from the offering of $300,000.

Note 8 – Related Party Transactions

From February through September 2012, Suprafin provided the Company a total of $2,563,453 in non-interest bearing unsecured demand loans. Zirk Engelbrecht, currently the Chairman of the Board, and formerly the Chief Executive Officer, of the Company is the owner of Suprafin. As of September 30, 2012, the outstanding balance of these loans was $836,489. See Note 6 - Debt.

In September 2012, the Company borrowed a total of $350,000 from two directors for working capital purposes at Sulfatos. See Note 6 - Debt.

During the nine months ended September 30, 2012, the Company has issued and sold and aggregate of 6,818,181 shares of common stock and 175,000 shares of Series A Preferred Stock to directors and executive officers. See Note 7 – Stockholders’ Equity.

During the nine months ended September 30, 2012, the Company earned revenues of $54,900 of which $31,057 was earned from a one-time mining project completed for Casablanca Mining, the parent company of Santa Teresa Minerals.

Note 9 – Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended September 30, 2012 was filed and has found the following events to report.

On October 21, 2012, the Company entered into an Amended and Restated Share Exchange Agreement (the “Amended Agreement”), which amended and restated that certain Share Exchange Agreement, dated March 9, 2012 (the “ Share Exchange Agreement ”) among the Company, Bluestone S.A. ("Bluestone") and the shareholders of Bluestone. Under the Share Exchange Agreement, on that date the Company acquired all of the outstanding capital stock of Bluestone in exchange for 60,000,000 shares of its common stock. The Amended Agreement makes no changes to the substance of the exchange transaction or any changes inconsistent with the Company's prior disclosures regarding the transaction. The Company entered into the Amended Agreement to clarify certain matters related the transaction and conform the Share Exchange Agreement to the intent of the parties at the time of the transaction.

On October 18, 2012, the Company entered into an agreement with Nueva Pudahuel S.A. dba Sociedad Minera Pudahuel ("SMP") pursuant to which the Company acquired the land, laboratory, tailings and other assets of the closed mine of La Africana, commonly known as the "Congo Project”, in the Santiago, Chile metropolitan area. The land is approximately 81.2 hectares and contains an estimated 2.4 million tons of copper-rich tailings.

The Company entered into the agreement through Procesamiento de Relaves Pudahuel Limitada dba Mineraltus Pudahuel Ltd., a newly created subsidiary owned 99% by the Company's subsidiary Mineraltus SA.

The Company has agreed to remove the tailings and restore the value of the property so that it can be used for real estate development projects. The Company will separate the copper from the tailings with the intention of manufacturing an estimated 21,000 tons of food-grade, penta-hydrated copper sulfate. The Company plans to construct a copper sulfate processing plant on the property to process the tailings at an estimated cost of $6.8 million. The project, known in the industry as the "Congo Project," has received all necessary approvals and permits from the Chilean authorities.

Financing for the project will be provided by the Company as a loan, and the Company will be entitled to 100% of the profits. The project was structured as a purchase / buy-back to ensure that all necessary assets remain under our control for the duration of the project. The Company purchase price was $7 million payable as follows:

•	$360,000 payable by November 16, 2012 for the right to use all assets and facilities;
•	$436,858 payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets;
•	$6,203,172 payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made.

SMP will have the right to buy back 18 of the 21 remaining hectares owned by the Company at the end of the project at a rate of 1UF (Unidad de Fomento) per square meter which would be equal to approximately US$8.8M at today’s exchange rate. The Company will retain ownership of the remaining three hectares.

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

Overview

We are a pre-revenue development stage company that intends to market and sell the high quality food-grade copper sulfate obtained by processing copper ores and tailings at Company-owned processing facilities in Chile.

On March 9, 2012, Lustros acquired all of the outstanding capital stock and rights to acquire capital stock of Bluestone, S.A. a Chilean corporation ("Bluestone"), in exchange for 60,000,000 shares of its common stock (the "Bluestone Acquisition"). As of the closing, these shares represented 96.7% of Lustros' outstanding common stock. For financial reporting purposes, the Company has treated the Bluestone Acquisition as a reverse acquisition with Bluestone the acquiring entity and Lustros as the acquired entity. As a result, the Company's financial statements reflect the financial information of Bluestone prior to March 9, 2012 and the combined entity on and after March 9, 2012. Because Bluestone commenced operations in January 2012, there are no results of operations for Bluestone prior to that date.

On February 15, 2012, Bluestone purchased a 60% equity interest in Sulfatos Chile, S.A. from Santa Teresa Minerals S.A., a Chilean corporation ("Santa Teresa Minerals"). The purchase price for the equity interest was: (a) a 20% interest in Bluestone; (b) $2.2 million, with $1.1 million paid by assumption of a demand loan payable by Santa Teresa Minerals to Angelique de Maison, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. As of September 30, 2012, the entire purchase price had been paid. Santa Teresa Minerals' 20% interest in Bluestone has been cancelled, and Bluestone is a wholly owned subsidiary of Lustros. This acquisition has been treated as a "purchase" for financial reporting purposes. Because the acquisition was between related parties, the purchase price has been allocated to additional paid-in capital and the assets and liabilities were carried over at historical costs. Results of operations for Sulfatos have been reflected in the Company's financial statements from the closing date.

On March 25, 2012, the Company sold the assets (including the "Power-Save" name) of its renewable energy and energy savings product business in which it had engaged prior to the Bluestone Acquisition, to the former management of the Company. The purchase price for the assets was the cancellation of obligations for unpaid salaries and other monies owed to prior management and the assumption by the buyer of certain liabilities of the Company related to the Power-Save business.

We will process copper ore at our copper sulfate processing plant in Puerto Oscuro, Chile. We will obtain the copper ore from our 1,325 hectare Anica copper mine or by purchase from local artisanal miners. Our copper sulfate facility is expected to begin processing 5,000 tons of material per month in the fourth quarter of 2012. The current plant capacity of 15,000 tons per month will occur upon receiving permits for unlimited production which we expect to receive in the second quarter of 2013. Cash flow from this first phase is expected to begin in the fourth quarter of 2012 and will fund future expansion for an additional 25,000 ton processing plant.

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at September 30, 2012 except for Sulfatos and Mineraltus, which we control. Due to the structure of our ownership interests in Sulfatos and Mineraltus, in accordance with generally accepted accounting principles, we consolidate the financial statements of Sulfatos and Mineraltus into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in Sulfatos and Mineraltus are reflected as income attributable to minority interests in our consolidated statements of operations and as a component of stockholders’ equity on our consolidated balance sheet. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of Sulfatos and Mineraltus, adjusted for non-controlling interests in Sulfatos and Mineraltus. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

RESULTS OF OPERATIONS – Three Months Ended September 30, 2012 and From Inception (January 26, 2012) to September 30, 2012

The following discusses results of operations for the three months ended September 30, 2012 and from inception (January 26, 2012) to September 30, 2012. There is no comparable historic financial information for the three months ended September 30, 2011 because Bluestone’s operations did not begin until January 2012.

Revenue for the three months ended September 30, 2012 and from inception (January 26, 2012) to September 30, 2012 was $2,959 and $54,900, respectively, most of which was earned from a one-time mining project completed for Casablanca Mining, the parent company of Santa Teresa Minerals. Gross profit for the three and nine months ended September 30, 2012 was $2,959 and $54,900 respectively. We expect revenues to increase significantly after the full scale launch of our copper sulfate production facility in the fourth quarter of 2012.

Operating expenses for the three months ended September 30, 2012 and from inception (January 26, 2012) to September 30, 2012 were $1,619,443 and $3,362,846, respectively. Operating expenses were primarily associated with the operations of Sulfatos in the ordinary course of business as well as legal and accounting expenses required by a public company.

Due to the losses during the period the Company has not recorded a provision for income taxes. The Company will carry back any net operating loss to recover taxes paid in prior periods.

FINANCIAL CONDITION AND CASH REQUIREMENTS.

As of September 30, 2012 our current liabilities exceeded our current assets by $1,962,393. Through September 30, 2012, we generated cash in the amount of $3.5 million from the sale of stock (including sale of stock in cancellation of loans obtained during the period) and $558,467 from loans, net of loans repaid or cancelled in exchange for capital stock.

Financial Condition

The Company’s fixed assets with a book value of $5.0 million at September 30, 2012 consisted of fixed assets owned by Sulfatos Chile including the copper sulfate production plant.

The Company has mining property with a book value of $3.9 million at September 30, 2012.  This mining property consists of the Anica Mine owned by Sulfatos Chile.

The Company’s land with a book value of $595,137 at September 30, 2012 consisted of land owned by Sulfatos Chile.

The Company had indebtedness in the aggregate amount of $1.6 million at September 30, 2012.  This indebtedness included: (i) an unsecured, non-interest bearing demand loan in the amount of from a company owned by a director in the amount of $836,489; (ii) two unsecured, non-interest bearing loans each in the amount of $175,000 from directors of the Company, payable from future financings; (iii) an unsecured loan from a Chilean bank to Sulfatos with an outstanding balance of $91,055 at September 30, 2012, which loan bears interest at the rate of 13.4% per annum and is due and payable on March 31, 2013; and (iv) $374,110, which represents the balance of the purchase price payable by Sulfatos for land acquired in the first quarter of 2011, which obligation does not bear interest, is secured by the land purchased and is due and payable on March 1, 2013.

Cash Requirements

During the next twelve months, the Company plans to satisfy its cash requirements by income from operations, loans and the sale of debt and equity securities. There can be no assurance that the Company will be successful in raising the capital it requires through loans or the sale of securities. While directors, officers, and principal shareholders have provided funding to the Company throughout 2012, they have no commitment to provide additional funding.

The Company has the following financial commitments:

Sulfatos Chile

The Company acquired property and equipment owned by Sulfatos Chile with a fair value of $7,331,655 in the Bluestone Acquisition in March 2012.  The Company has spent an additional $1,101,414 in property and equipment purchases as of September 30, 2012 toward the completion of the copper sulfate processing plant in Puerto Oscuro, Chile.  We expect the plant will be complete by December 31, 2012 and will cost an additional $1,097,918 to complete.

Going forward, Sulfatos Chile expects to incur average monthly costs, of approximately $220,000 as it begins production at the copper sulfate processing plant.  These costs will be paid for by income from operations.

Congo Project

On October 18, 2012, the Company entered into an agreement pursuant to which the Company acquired the land, laboratory, tailings and other assets of the closed mine of La Africana, commonly known as the "Congo Project”, in the Santiago, Chile metropolitan area. The land is approximately 81.2 hectares and contains an estimated 2.4 million tons of copper-rich tailings.  The purchase price was $7 million payable as follows:

•	$360,000 payable by November 16, 2012 for the right to use all assets and facilities;
•	$436,858 payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets;
•	$6,203,172 payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made.

The Company has agreed to remove the tailings and restore the value of the property so that it can be used for real estate development projects. The Company will separate the copper from the tailings with the intention of manufacturing an estimated 21,000 tons of food-grade, penta-hydrated copper sulfate. The Company plans to construct a copper sulfate processing plant on the property to process the tailings at an estimated cost of $6.8 million by November 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Based upon the required evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 21, 2011, Chris Frye filed a lawsuit against the Company in California Superior Court alleging, among other things, breach of contract surrounding the Company’s CBS Television solar project. Chris Frye also filed a cross-complaint in a New Mexico action filed by Uni-Rac involving similar subject matter. The Company vigorously denies all the allegations and insists the lawsuit is an attempt on Chris Frye’s part to evade paying an outstanding invoice owed to the Company. The California Suit has since been dismissed in its entirety and the cross-complaint in New Mexico has been dismissed as well. Chris Frye and Power-Save have joined forces to combat Uni-Rac in the New Mexico portion of the case, which is reduced to a dispute of less than $200,000 regarding the racking supplied in relation to the CBS project. The liabilities of the Company relating to this lawsuit, including the cost of defense, were assumed by Michael Forster and SLO 3 Holdings, Inc. in connection with their purchase of the assets of the Company's renewable energy and energy savings business in March 2012. Assuming they have the financial capacity to pay any judgments and the costs of defense, the Company should have no liability with respect to this lawsuit.

The Company is engaged in litigation in the Supreme Court in the County of Westchester, New York, Index No. 11139/2009, in the matter Steeneck v. Power-Save and Engelbrecht. The claim was brought before the Court on or about May 8, 2009, although the defendants were never notified of the action until September 2012. Putting aside pleading in the alternative (duplicative claims under different legal theories for the same acts/omissions to act) the claim appears to be for approximately $200,000. The Company contends these claims are unfounded and plans to strenuously contest these claims. Mr. Engelbrecht has stated that he will indemnify the Company for any losses sustained.

Other than the foregoing, we know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2012, Lustros issued and sold 727,272 shares of its Common Stock to a director of the Company who is in a private placement at $0.55 per share or net proceeds from the offering of $400,000.

In July and August 2012, Lustros issued and sold an aggregate of 352,941 shares of its Common Stock to one investor in a private placement at $0.85 per share or net proceeds from the offering of $300,000.

These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as transactions not involving a public offering. The purchasers represented to the Company that they were "accredited investors" and made customary investment representations.

No underwriting discounts or commissions were paid in connection with these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. MINE SAFETY DISCLOSURE

Nothing to report.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
10.01	Amended and Restated Share Exchange Agreement between Lustros, Inc., Bluestone SA and Shareholders of Bluestone	Incorporated by reference as filed on Form 8-K on October 24, 2012.
10.02	Agreement between Procesamiento de Relaves Pudahuel Limitada dba Mineraltus Pudahuel Ltd., and Nueva Pudahuel S.A. dba Sociedad Minera	Filed herewith
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document.*	Filed herewith.
101.SCH	XBRL Schema Document.*	Filed herewith.
101.CAL	XBRL Calculation Linkbase Document.*	Filed herewith.
101.DEF	XBRL Definition Linkbase Document.*	Filed herewith.
101.LAB	XBRL Labels Linkbase Document. *	Filed herewith.
101.PRE	XBRL Presentation Linkbase Document.*	Filed herewith.

Note: All contracts with directors and executive officers are material: loans, SPA, conversion agreements, employment agreements, etc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSTROS, INC.

Dated: November 14, 2012	/s/ Gonzalo Troncoso
By: Gonzalo Troncoso Its: Chief Executive Officer

Dated: November 14, 2012	/s/ Trisha Malone
By: Trisha Malone Its: Chief Financial Officer

