Form 10-K
period 2012-12-31
Lustros Inc.
filed 2013-04-16
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission File Number: 000-30215

LUSTROS, INC.

(Exact name of Registrant as Specified in its Charter)

Utah	45-5313260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9025 Carlton Hills Blvd. Santee, CA 92071
(Address of principal Executive Offices, including ZIP code)
619-449-4800 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the Issuer's voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2012, computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of December 31, 2012, the end of the Registrant’s most recently completed fiscal year was $39,892,650.

On April 12, 2013, the Registrant had 90,153,286 outstanding shares of common stock (“Common Stock”), $.001 par value.

LUSTROS, INC.

i

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

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

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “we”, “us”, “our” and “LSTS” are references to Lustros, Inc., a Utah corporation, formerly known as Power-Save Energy Company, (“Lustros”), and, unless the context indicates otherwise, also includes our subsidiary, Lustros Chile SpA (“Lustros Chile”), and their majority-owned subsidiaries as described in greater detail below under the caption “Business.”  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

ii

Item 1	BUSINESS

Formation and History

Lustros, Inc. ("Lustros", and together with its consolidated subsidiaries, the "Company"), formerly Power-Save Energy Company, is a Utah corporation. Power-Save Energy Company was the successor corporation of Mag Enterprises, Inc., incorporated on July 30, 1980. On September 10, 1993, an Amendment to the Articles of Incorporation was filed to change the name from Mag Enterprises, Inc. to Safari Associates, Inc. On September 12, 2006, an Amendment to the Articles of Incorporation was filed to change the name from Safari Associates, Inc. to Power-Save Energy Company (the “Company”). On April 9, 2012, the Company announced its name change from Power-Save Energy Company to Lustros, Inc.

On March 9, 2012, the Company acquired all of the outstanding capital stock and rights to acquire capital stock of Bluestone, S.A., a Chilean corporation (“Bluestone”), in exchange for 60,000,000 shares of its common stock (the "Bluestone Acquisition"). Bluestone's principal asset was a 60% equity interest in Sulfatos Chile, S.A. ("Sulfatos"), which it acquired in February 2012.

For accounting purposes, the Company has treated the Bluestone Acquisition as a reverse acquisition with Bluestone as the acquiring entity and Lustros as the acquired entity. As a result, the Company's financial statements reflect the financial information of Bluestone prior to March 9, 2012 and the combined entity on and after March 9, 2012.

On March 25, 2012, the Company sold the assets and liabilities (including the "Power-Save" name) of its renewable energy and energy savings product business in which it had engaged prior to the Bluestone Acquisition, to the former management of the Company (the "Power Save Sale"). See Note 4--Bluestone Acquisition and Power Save Sale.

On June 25, 2012, the Company created a new subsidiary, Mineraltus S.A. (“Mineraltus”), a Chilean corporation, to extract copper from the tailings (waste products) of expired copper mines to secure the raw materials to manufacture high quality, feed-grade copper sulfate. The Company owns 80% of Mineraltus.

On August 22, 2012, the Company formed Lustros Chile SPA as a 100% owned subsidiary, for the purpose of acting as a Chilean entity holding company for the Company’s Chilean subsidiaries Sulfatos (60%), Mineraltus (80%), and Bluestone.

Business Description

The Company is a pre-revenue development stage company that intends to market and sell high quality food-grade copper sulfate obtained by processing copper ores and tailings at Company-owned processing facilities in Chile.

Copper Sulfate Uses and Market

Copper Sulfate (CuSO4) is a value-added product derived from copper ore. Copper Sulfate is one of the most flexible and reliable tools a farmer can use as it is an important industrial chemical and is widely used to treat a range of problems.

Demand for Copper Sulfate is increasing rapidly due to its use as a natural growth stimulant in animals, as well as in prevention of Escherichia coli, commonly known as E. coli, and listeria. A comprehensive list of uses for Copper Sulfate is available at http://www.copper.org/applications/compounds/table_a.html.

The food-grade Copper Sulfate industry is a $1.2 billion dollar industry growing at approximately 15% per year. Currently, more than 50% of global production is made from copper scrap that contains toxins, such as Dioxin, which are no longer accepted by many countries such as Canada, Australia, and Brazil. Other important consumer countries are expected to follow in rejecting copper that contains toxins.

Lustros produces Copper Sulfate directly from mineral-rich ore, making it an ideal food-grade Copper Sulfate to be used for agricultural purposes. There is strong interest from companies in Brazil, Canada, Colombia, New Zealand, Peru and Chile to purchase our food-grade Copper Sulfate in quantities exceeding our potential production capacity.

Sulfatos Chile – Processing Plant Subsidiary

Our first Copper Sulfate plant is engineered to process 180,000 tons of raw materials and yield 8,064 tons of food-grade Copper Sulfate per year.

Our Copper Sulfate facility is expected to begin processing 5,000 tons of material per month in the second fiscal quarter of 2013. The current capacity of 15,000 tons per month is expected to commence upon receiving permits for unlimited production by the end of the fiscal year ending 2013. We expect to receive cash flow from this phase beginning in the third fiscal quarter of 2013. The cash flow from this phase is expected to provide the funds needed for the expansion of an additional 25,000 tons per month plant.

Mining Interests

Claims/Mining Properties	Location	Entity	Ownership Interest
Anica Copper Mines	Anico Project, Illapel	Sociedad Sulfatos Chile, S.A.	60.00%

Raw Material Sources

Sulfatos Chile SA owns the 1,325 hectare (3,275 acres) Anica copper mine that is our primary source of raw material. Local family miners also represent a large opportunity for potential supply of quality raw material at discounted prices.

Mineraltus – Tailings Treatment Subsidiary

Chile produces 3.5 million tons of copper per year, with 280 million tons of new tailings generated each year. There are over 800 mines with significant tailing deposits in Chile, 50% of which are abandoned. Chile recently enacted a law requiring all mines to present a closure plan that includes treatment of tailings. This law also increases the fines associated with unclosed plants substantially.

Mineraltus SA can clean up these tailings at a substantial profit, charging the government and private mine owners for the clean-up and taking mineral rights on the abandoned tailings.

Initial Tailings Operation: Congo Project

This fully permitted project consists of 80.4 hectares of land, providing approximately 2.4 million tons of copper tailings. Post-clean up, Lustros will retain 21.2 hectares of usable land in the Santiago metropolitan area for real-estate development projects.

During the next twelve months, the Company plans to satisfy its cash requirements through revenues from operations, existing cash and financing commitments and additional equity financings.

Employees

As of the date of this filing, we currently have four management level employees who work for Lustros, Inc. (two are employed full time and two are employed on a part-time basis and are not compensated). Sulfatos Chile employs 51 full-time employees.

We may require additional employees in the future as we expand our operations. There is intense competition for capable, experienced personnel and there is no assurance we will be able to obtain new qualified employees when required.

Competition

The Company is a pre-revenue development stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Government Regulations and Permits

Our mineral exploration and processing activities are subject to extensive foreign laws and regulations governing prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters. Mineral exploration and processing is also subject to risks and liabilities associated with pollution of the environment and disposal of waste products occurring as a result of mineral exploration and production. Compliance with these laws and regulations may impose substantial costs on us and will subject us to significant potential liabilities. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

Various permits from government bodies are required for mining and processing operations to be conducted; no assurance can be given that such permits will be received. Permits for exploration and development are administered by the Chilean National Geological and Mining Service (SERNAGEOMIN). Environmental compliance is assured via the offices of the National Environmental Committee (CONAMA). Claim titles are recorded at the local Mining Conservator in Copiapo.

We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder. There are no current orders or directions relating to us with respect to the foregoing laws and regulations.

We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration and other programs, but may from time to time need to apply for new, or renew our current, licenses, permits or other authorizations to continue our business or expand our operations.

Environmental Regulation

In connection with mining, production and exploration activities, we are subject to extensive federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. Potential areas of environmental consideration for mining companies, including ours include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water courses, dust and noise. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. These laws are continually changing and, in general, are becoming more restrictive. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.

Chile’s environmental law (Law No 19.300), which regulates all environmental activities in the country, was first published in March 1994. An exploration project or field activity cannot be initiated until its potential impact to the environment is carefully evaluated. This is documented in Article 8 of the environmental law and is referred to as the Sistema de Evaluación de Impacto Ambiental (SEIA).

The SEIA is administered and coordinated on both regional and national levels by the Comisión Regional del Medio Ambiente (COREMA) and the Comisión Nacional del Medio Ambiente (CONAMA), respectively. The initial application is generally made to COREMA, in the corresponding region where the property is located, however in cases where the property might affect various regions the application is made directly to the CONAMA. Various other Chilean government organizations are also involved with the review process, however, most documentation is ultimately forwarded to CONAMA, which is the final authority on the environment and is the organization that issues the final environmental permits.

Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B	UNRESOLVED STAFF COMMENTS

None.

Item 2	PROPERTIES

Our corporate office is located at 9025 Carlton Hills Blvd., Santee, California 92071. This facility is a 1,530 square foot administrative office space, which we have leased through September 30, 2017 at a leasing cost of $1,912.50 per month. Our telephone number at this facility is 619-449-4800. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property in the United States.

Sulfatos Chile has offices in Santiago, Chile located at Doña Isabel 1101, Pudahuel, Santiago, Chile that are leased at a cost of 250,000 CLP or approximately $522 per month. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations in Chile. We do not foresee any significant difficulties in obtaining any required additional facilities. Additionally, through Sulfatos Chile we hold interests in the Anico Copper Mine mining property described below, and we own the property on which the processing plant is located, 835 hectares in Fundo Puerto Oscuro, Comuna de Canela, Province of Choapa, Los Vilos, Chile.

Operating Mine Interests

Sulfatos Chile

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda. formed the Chilean corporation, “Sulfatos Chile, S.A.” Santa Teresa Minerals sold its 60% interest in Sulfatos Chile S.A. to our subsidiary, Bluestone, in February 2012. Bluestone now owns 60% of Sulfatos Chile S.A., which owns the Anico Copper Mine and mining claims to Anico 1/5, and plans to extract copper sulfate and operate a copper sulfate production facility at the Anico Copper Mine which is currently under construction. Copper sulfate is a byproduct of copper mining that is used in industrial processes, livestock feed, and aerospace industries.

Map Showing Location of Anico Copper Mine

The Anico Copper Mine is located in the la Cuarta region, 22 kilometers northeast of the community of Illapel in the fourth region of the Choapa Province. Illapel is located on a plain along the side of the Illapel River, approximately 57 km northeast from Los Vilos and approximately 144 km south from Ovalle. The Anico Copper Mine is located at latitude North 31 degrees, 25 minutes, 6953 seconds, longitude East, 71 degrees, 10 minutes, 588 seconds, with UTM coordinates of 6.521.208 meters North, 293.319 meters East. The Anico Copper Mine is approximately 22 km by conventional roadways, from Illapel, on the road leading to Combarbalá, past the Auco sector, following the road that leads to Cocou, then to Culen Creek, where Anico Copper Mine is located.

History

Registered in 1999 as Anico 1/5, the property consists of 25 hectares, which was contributed to Sulfatos Chile S.A. by Minera Anica Ltda. The property has been exploited since 2008, extracting approximately 400 tons of raw material per month with an average copper grade of approximately 3% per cubic ton. Prior to Sulfatos Chile’ acquisition of the property in September of 2010, sales of the raw material had been made to refineries of the Empresa Nacional de Mineria (ENAMI), Chile’s state owned minerals company, approximately 20 kilometers away.

The last geological study on the mine was made in April 2008. The property is without known reserves and the proposed program is exploratory in nature.

Current Activity

Through Sulfatos Chile, we are in the process of constructing a copper sulfate production facility that will extract copper sulfate from raw material extracted from the Anico Copper Mine or purchased in bulk. The permits for this facility have been received and we anticipate that the construction will be completed in the second fiscal quarter of 2013. We estimate the total cost of this facility to be approximately $9.5 million when complete.

On February 21, 2011, a lease offer with purchase option agreement was formalized between Sulfatos Chile and the property owners of the plant site. The lease with option to purchase has a term of 10 years and includes the water rights of 2 liters per second. This agreement has been superseded by a purchase agreement executed on March 31, 2011. The total purchase price for 835 hectares in Fundo Puerto Oscuro, Comuna de Canela, Province of Choapa, Los Vilos, Chile is 280 million Chilean Pesos (currently $585,040 US) payable over 2 years. 100 million Chilean Pesos (currently $217,276 USD) was paid upon signing and 90 million Chilean Pesos ($183,882 USD) was due one year after signing and 90 million Chilean Pesos (currently $183,882 USD) is due two years after signing. We have not yet made the second or third payments under this agreement. The seller of the property has agreed to delay these payments until a future date to be determined by the parties.

Item 3	LEGAL PROCEEDINGS

In September 21, 2011, Chris Frye filed a lawsuit against the Company in California Superior Court alleging, among other things, breach of contract surrounding the Company’s CBS Television solar project. Chris Frye also filed a cross-complaint in a New Mexico action filed by Uni-Rac involving a similar subject matter. The Company vigorously denies all allegations and insists the lawsuit is an attempt on Chris Frye’s part to evade paying an outstanding invoice owed to the Company. The California Suit has since been dismissed in its entirety and the cross-complaint in New Mexico has been dismissed as well. Chris Frye and Power-Save have joined forces to combat Uni-Rac in the New Mexico portion of the case, which is reduced to a dispute of less than $200,000 regarding the racking supplied in relation to the CBS project. The liabilities of the Company relating to this lawsuit, including the cost of defense, were assumed by Michael Forster and SLO 3 Holdings, Inc. in connection with their purchase of the assets of the Company's renewable energy and energy savings business in March 2012. Assuming they have the financial capacity to pay any judgments and the costs of defense, the Company should have no liability with respect to this lawsuit.

The Company is engaged in litigation in the Supreme Court in the County of Westchester, New York, Index No. 11139/2009, in the matter Steeneck v. Power-Save and Engelbrecht. The claim was brought before the Court on or about May 8, 2009, although the defendants were never notified of the action until September 2012. Putting aside pleading in the alternative (duplicative claims under different legal theories for the same acts/omissions to act) the claim appears to be for approximately $200,000. As reported on Form 8-K filed with the Commission on January 18, 2013, the Company was informed that on January 10, 2013 the Court filed and entered a Decision & Order stating that the statute of limitations of the action had expired and that the plaintiff is not entitled to the relief that was sought. The plaintiff’s motion was denied and the case is now marked as disposed by the court.

Other than the foregoing, we know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4	MINE SAFETY DISCLOSURES

As of December 31, 2012, we were a development stage company and had not engaged in any actual mining activities that would result in mining violations.

PART II

Item 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the OTCQB under the symbol “LSTS.” Our symbol was previously “LSLD” from March 9, 2012 until January 10, 2013 when our symbol was changed to our current symbol “LSTS.” Prior to the Bluestone Acquisition, our symbol was “PWSV”. The market represented by the OTCQB is limited and the price for our Common Stock quoted on the OTCQB is not necessarily a reliable indication of the value of our Common Stock.

The following table sets forth the high and low bid prices for shares of our Common Stock for the period from January 1, 2011 to December 31, 2012, as reported on the OTCQB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
2012:
Fourth Quarter	$1.50	$0.66
Third Quarter	$1.72	$1.06
Second Quarter	$2.48	$0.60
First Quarter (March 9-March 31)	$1.53	$0.41
First Quarter (January 1-March 8)*	$1.01	$0.11

	High	Low
2011*:
Fourth Quarter	$1.22	$0.26
Third Quarter	$1.75	$0.35
Second Quarter	$2.76	$0..35
First Quarter	$4.19	$1.12

*The share prices from January 1, 2012 through March 8, 2012 and the 2011 Fiscal Year share prices for the Common Stock of the Company reflect pre-Bluestone Acquisition reverse merger share prices.

Holders

As of April 12, 2013, an aggregate of 90,153,286 shares of Common Stock were issued and outstanding and were held by approximately 472 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

The authorized capital stock of Lustros consists of 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value of $0.001 per share, designated “Series A Preferred Stock.” Each share of Series A Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock, and is entitled to 100 votes per share on all matters submitted to the shareholders of Lustros. On December 31, 2012, there were 88,369,618 shares of Common Stock and 0 shares of Series A Preferred Stock outstanding.

On March 9, 2012, Lustros issued and sold 60,000,000 shares of its Common Stock in the Bluestone Acquisition, in exchange for 100% of the outstanding stock of Bluestone. An Amended and Restated Share Exchange Agreement was reported on Form 8-K filed with the Commission on October 21, 2012.

In April 2012, Lustros issued and sold in a private placement: (i) to Zirk Engelbrecht 100,000 shares of Series A Preferred Stock in consideration for cash of $429,000 at the rate of $4.29 per share which was then applied to the settlement of indebtedness to Suprafin, Ltd. in the amount of $429,000 (See Note 6 - Debt), which shares were issued and registered in the name of Zirk Engelbrecht; and (ii) to Gonzalo Troncoso 75,000 shares of Series A Preferred Stock for cash in the amount of $4.29 per share. At the time of these purchases, Mr. Engelbrecht was Chief Executive Officer of the Company and Mr. Troncoso was President and Chief Operating Officer of the Company. These shares were subsequently converted into Common Stock in November 2012, as stated below.

In April 2012, Lustros issued and sold 5,000,000 shares of Common Stock in a private placement to two entities in consideration of $1,000,000 cash at the rate of $0.20 per share of which was then applied the settlement of indebtedness of $1,000,000. This indebtedness was working capital advances made by Angelique de Maison to Santa Teresa Minerals and assumed by Bluestone in the Sulfatos Acquisition. Ms. De Maison directed that 3,643,911 of these shares be issued in the name of Quatre Gats, an entity owned by Zirk Engelbrecht, Angelique de Maison, Gonzalo Troncoso and Trisha Malone, our Chief Financial Officer of the Company.

In June 2012, Lustros issued and sold 1,636,364 shares of its Common Stock in a private placement at $0.55 per share or net proceeds of $900,000.

In June 2012, Lustros issued and sold to Angelique de Maison 181,818 shares of Common Stock in consideration of $100,000 cash at the rate of $0.55 per shares which was then applied to the settlement of $100,000 of debt. This indebtedness was the remaining working capital advances assumed by Bluestone in the Sulfatos Acquisition.

In July 2012, Lustros issued and sold 727,272 shares of its Common Stock to a director in a private placement at $0.55 per share or net proceeds from the offering of $400,000.

In July and August 2012, Lustros issued and sold 352,941 shares of its Common Stock in a private placement at $0.85 per share or net proceeds from the offering of $300,000.

In November 2012, Mr. Engelbrecht converted 100,000 shares of Series A Preferred Stock into 10,000,000 shares of Common Stock, and Mr. Troncoso converted 75,000 shares of Series A Preferred Stock into 7,500,000 shares of Common Stock.

In December 2012, Lustros issued and sold to Magna Group, LLC 177,714 shares of Common Stock in consideration of the conversion of $160,000 of debt at the average rate of $0.90 per share.

Subsequent Issuances

In January 2013, Lustros issued and sold to Magna Group, LLC 68,670 shares of Common Stock in consideration of the conversion of $40,000 of debt at the average rate of $0.5825 per share.

In February 2013, Lustros issued and sold to Magna Group, LLC 357,120 shares of Common Stock in consideration of the conversion of $110,000 of debt at the average rate of $0.3080 per share.

In March 2013, Lustros issued and sold to Magna Group, LLC 357,878 shares of Common Stock in consideration of the conversion of $116,338 of debt at the average rate of $0.3251 per share.

On March 1, 2013, the Company and Global Investments I, LLC (“Global”) entered into a Stock Purchase Agreement, whereby Global agreed to purchase 818,182 shares of Common Stock at a purchase price of $0.55 per share.

On March 1, 2013, the Company and Angelique de Maison (“de Maison”) entered into a Stock Purchase Agreement, whereby de Maison agreed to purchase 181,818 shares of Common Stock at a purchase price of $0.55 per share.

Dividends

Our Board of Directors has not declared a dividend on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Item 6	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

References in this Annual Report to the “Company”, “we”, “us” or “our” refer to Lustros, Inc., a Utah corporation (“Lustros”), and its consolidated subsidiaries including, Bluestone, S.A, (“Bluestone”), Lustros Chile SpA (“Lustros Chile”), Mineraltus SA (“Mineraltus”) and Sulfatos Chile, S.A., (“Sulfatos Chile”). The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing.

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

On February 15, 2012, Bluestone purchased a 60% equity interest in Sulfatos Chile, S.A. from Santa Teresa Minerals S.A., a Chilean corporation ("Santa Teresa Minerals"). The purchase price for the equity interest was: (a) a 20% interest in Bluestone; (b) $2.2 million, with $1.1 million paid by assumption of a demand loan payable by Santa Teresa Minerals to Angelique de Maison, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. As of December 31, 2012, the entire purchase price has been paid. On October 16, 2012 Angelique de Maison entered into an agreement with Santa Teresa Minerals pursuant to which Santa Teresa Minerals waived and released any claim to any Equity Interests in Bluestone or Lustros and their affiliated companies, with Bluestone and Lustros Inc. express third party beneficiaries of that waiver and release. As such, Santa Teresa Minerals' 20% interest in Bluestone has been cancelled, and Bluestone is a wholly owned subsidiary of Lustros. This acquisition has been treated as an "asset purchase" for financial reporting purposes. Because the acquisition was between related parties, the purchase price has been allocated to additional paid-in capital and the assets and liabilities were carried over at historical costs. Results of operations for Sulfatos have been reflected in the Company's financial statements from the closing date.

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

We will process copper ore at our copper sulfate processing plant in Puerto Oscuro, Chile. We will obtain the copper ore from our 1,325 hectare Anica copper mine or by purchase from local artisanal miners. Our copper sulfate facility is expected to begin processing 5,000 tons of material per month in the second quarter of 2013. The current plant capacity of 15,000 tons per month will occur upon receiving permits for unlimited production which we expect to receive in the fourth quarter of 2013. Cash flow from this first phase is expected to begin in the third quarter of 2013 and will fund future expansion for an additional 25,000 ton processing plant.

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at December 31, 2012 except for Sulfatos and Mineraltus, which we control. Due to the structure of our ownership interests in Sulfatos and Mineraltus, in accordance with generally accepted accounting principles, we consolidate the financial statements of Sulfatos and Mineraltus into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in Sulfatos and Mineraltus are reflected as income attributable to minority interests in our consolidated statements of operations and as a component of stockholders’ equity on our consolidated balance sheet. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of Sulfatos and Mineraltus, adjusted for non-controlling interests in Sulfatos and Mineraltus. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

RESULTS OF OPERATIONS From Inception (January 26, 2012) to December 31, 2012

The following discusses results of operations from Inception (January 26, 2012) to December 31, 2012. There is no comparable historic financial information because Bluestone’s operations did not begin until January 2012.

Revenue from Inception (January 26, 2012) to December 31, 2012 was $54,902, most of which was earned from a one-time mining project completed for Casablanca Mining, the parent company of Santa Teresa Minerals. Gross profit from Inception (January 26, 2012) to December 31, 2012 was $54,902 respectively. We expect revenues to increase significantly after the full scale launch of our copper sulfate production facility in the second quarter of 2013.

Operating expenses from Inception (January 26, 2012) to December 31, 2012 were $4,370,574. Operating expenses were primarily associated with the operations of Sulfatos in the ordinary course of business as well as legal and accounting expenses required by a public company.

Due to the losses during the period the Company has not recorded a provision for income taxes. The Company will carry back any net operating loss to recover taxes paid in prior periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

As of December 31, 2012, our current liabilities exceeded our current assets by $2,497,941. Through December 31, 2012, we had cash in the amount of $277,565.

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

Sulfatos Chile

The Company acquired property and equipment owned by Sulfatos Chile with a historical cost value of $7,331,655 in the Bluestone Acquisition in March 2012.  The Company has spent an additional $1.1M in property and equipment purchases as of December 31, 2012 toward the completion of the copper sulfate processing plant in Puerto Oscuro, Chile.  We expect the plant will be completed by end of the second quarter of 2013 and will cost an additional $450,000 in capital expenditures to complete.

Going forward, Sulfatos Chile expects to incur average monthly costs, of approximately $220,000 once it begins production at the copper sulfate processing plant.  These costs will be paid for by income from operations.

Congo Project

On October 18, 2012, the Company entered into an agreement pursuant to which the Company acquired the land, laboratory, tailings and other assets of the closed mine of La Africana, commonly known as the "Congo Project”, in the Santiago, Chile metropolitan area. The land is approximately 81.2 hectares and contains an estimated 2.4 million tons of copper-rich tailings.  The purchase price was $7 million payable as follows:

•	$360,000 was paid in November 2012 for the right to use all assets and facilities;

•	$436,858 is payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets;

•	$6,203,172 is payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made.

The Company has agreed to remove the tailings and restore the value of the property so that it can be used for real estate development projects. The Company will separate the copper from the tailings with the intention of manufacturing an estimated 24,000 tons of food-grade, penta-hydrated copper sulfate. The Company plans to construct a copper sulfate processing plant on the property to process the tailings at an estimated cost of $6.2 million by November 2014.

Future Financing

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed elsewhere in this Annual Report on Form 10-K. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see Note 2 to the financial statements, included in this Annual Report on Form 10-K.

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

Asset Retirement Obligation

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, the Company estimates that an asset retirement obligation of $396,474 exists. Accordingly, a liability for this amount has been included in accounts payable and accrued liabilities.

Proven and Probable Reserves

The definition of proven and probable reserves is set forth in SEC Industry Guide 7.  Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.  In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

Mineral Acquisition Costs

The costs of acquiring land and mineral rights are considered tangible assets.  Significant acquisition payments are capitalized.  General, administrative and holding costs to maintain an exploration property are expensed as incurred.  If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method.  If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Exploration Costs

Exploration costs are charged to expense as incurred.  Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

Design, Construction, and Development Costs

Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves.  Under these circumstances, we classify the project as an exploration stage project and expense substantially all costs, including design, engineering, construction, and installation of equipment.  Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized.  If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized.  Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment.  If a project is not reliant on proven or probable reserves, we classify the project as a development stage project and capitalize substantially all construction in process costs, including design, engineering, construction, equipment and installation of equipment.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  The cost of start-up activities and on-going costs to maintain production are expensed as incurred.  Costs of abandoned projects are charged to operations upon abandonment.

If a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable resources.

Income Taxes

Accounting Standards Codification Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financing

We may continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LUSTROS, INC. AND SUBSIDIARIES

Financial Statements

From Inception (January 26, 2012) to December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lustros, Inc.

We have audited the accompanying consolidated balance sheet of Lustros, Inc. and Subsidiaries (A Development Stage Company) (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from inception (January 26, 2012) through December 31, 2012. Lustros, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lustros, Inc. and subsidiaries (A Development Stage Company) as of December 31, 2012 and the results of its operations and its cash flows for the period from inception (January 26, 2012) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 13, 2013

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

(Audited)

December 31, 2012
ASSETS
Current Assets
Cash	$277,565
Other receivables	102
Prepaid expenses	224,777
Inventory	142,385
VAT tax receivable	573,541
Total current assets	1,218,369

Other Assets
Fixed asset, net	4,647,816
Mining property	3,720,011
Land	585,040
Congo right to use	360,000
Total other assets	9,312,867

TOTAL ASSETS	$10,531,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,000,500
Convertible note payable, net of $141,411 in unamortized discount	205,589
Notes payable	684,292
Notes payable - related party	1,825,929
Total liabilities	3,716,310

Long term liabilities
Asset retirement obligations	396,474
Total long term liabilities	396,474

Total liabilities	4,112,784

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–
Common stock, $.001 par value, 100,000,000 shares authorized, 88,369,618 issued and outstanding	88,369
Additional paid in capital	6,234,946
Minority interest	2,005,189
Accumulated other comprehensive income	1,217,828
Deficit accumulated during development stage	(3,127,879)
Total stockholders' equity	6,418,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,531,236

See notes to consolidated financial statements.

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Operations

(Audited)

Inception, (January 26, 2012) to December 31, 2012

Revenue	$54,902
Cost of goods sold	–
Gross profit	54,902

Operating expenses
General and administrative	2,050,798
Depreciation	85,712
Payroll	1,440,969
Legal and accounting	528,478
Mining costs	187,749
Research & development	76,868
Total operating expenses	4,370,574

Loss from continued operations	(4,315,672)

Interest expense	(71,321)

Net loss	$(4,386,993)

Net loss attributable to minority interest	$(1,259,114)
Net loss attributable to Lustros, Inc.	$(3,127,879)

Loss per share, basic	$(0.07)

Weighted average common shares, basic	60,966,183

Consolidated Statements of Comprehensive Income (Loss)

(Audited) Inception, (January 26, 2012) to December 31, 2012

Inception, (January 26, 2012) to December 31, 2012
Net loss	$(4,386,993)

Gain/(loss) on foreign currency conversion	1,217,828

Total comprehensive loss	$(3,169,165)

See notes to consolidated financial statements.

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

(Audited)

	Number of Shares Outstanding, Preferred	Preferred Stock at Par Value	Number of Shares Outstanding, Common	Common Stock at Par Value	Additional Paid in Capital	Minority Interest in Sulfatos Chile	Other Comprehensive Income	Deficit Accumulated During Development Stage	Total Stockholders Equity/(Deficit)

Balance at January 26, 2012-inception	–	$–	–	$–	$–	$–	$–	$–	$–

Stocks issued to Founders	–	–	60,000,000	60,000	(60,000)	–	–	–	–
February 15, 2012 purchase of Sulfatos Chile	–	–	–	–	2,696,455	3,264,303	–	–	5,960,758
March 9, 2012 reverse merger adjustments	–	–	2,856,426	2,856	(27,491)	–	–	–	(24,635)
Power-Save disposal adjustments	–	–	–	–	41,496	–	–	–	41,496
Stocks issued for cash	175,000	175	7,898,395	7,898	3,441,927	–	–	–	3,450,000
Stocks issued in preferred stock conversion	(175,000)	(175)	17,500,000	17,500	(17,325)	–	–	–	–
Stocks issued for debt conversion	–	–	177,714	178	159,822	–	–	–	160,000
Stocks held in trust returned to treasury	–	–	(62,917)	(63)	63	–	–	–	–
Gain on currency conversion	–	–	–	–	–	–	1,217,828	–	1,217,828
Net loss at December 31, 2012	–	–	–	–	–	(1,259,114)	–	(3,127,879)	(4,386,993)

Balance at December 31, 2012	–	$–	88,369,618	$88,369	$6,234,947	$2,005,189	$1,217,828	$(3,127,879)	$6,418,454

See notes to consolidated financial statements.

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Audited)

Inception, (January 26, 2012) to December 31, 2012

Cash flows from operating activities
Net loss	$(4,386,993)
Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	85,712
Amortization of original issued discount	65,589
Cash used in operations
Increase in accrued interest included in notes payable	5,732
Increase in prepaid expenses	(176,254)
Increase in asset retirement obligation	14,860
Increase in accounts payable	933,702
Total cash from operations	(3,457,652)

Cash flows from investing activities
Cash received in acquisition of Sulfatos Chile by Bluestone	892,294
Cash received in Power Save merger	38,572
Disposal of Power Save operations	(20,642)
Purchase of fixed assets	(830,676)
Total cash provided by investing activities	79,548

Cash from financing activities
Proceeds from notes payable	79,454
Repayment of notes payable	(46,263)
Proceeds from notes payable, related parties	3,111,381
Repayment of notes payable, related parties	(1,385,464)
Proceeds from the issuance of stock	1,921,000
Total cash provided by financing activities	3,680,108

Effect if foreign currency exchange rate on cash	(24,439)

INCREASE IN CASH	277,565

BEGINNING CASH	–

ENDING CASH	$277,565

Supplemental disclosure of cash flow information:
Interest paid	$–
Income taxes paid	$–

Supplemental disclosure of non-cash investing activities:
Related party notes transferred to convertible notes	$(300,000)
Shares issued in conversion on convertible note	$160,000
Related party notes settled with subscription to common stock	$1,100,000
Related party notes settled with subscription to preferred stock	$429,000
Net assets acquired in reverse merger with Power Save	$(63,207)
Net assets acquired in Sulfatos Chile acquisition	$5,068,464
Net assets disposed of in Power Save sale	$62,138
Effect of reverse merger with Power Save	$(24,635)
Contributed capital in Sulfatos Chile acquisition	$2,696,455
Contributed capital in Power Save sale	$41,496

See notes to consolidated financial statements.

LUSTROS, INC.

(A Development Stage Company)

NOTES TO AUDITED CONSOLIDATED

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

On March 9, 2012, Lustros acquired all of the outstanding capital stock and rights to acquire capital stock of Bluestone, S.A. a Chilean corporation (“Bluestone”), in exchange for 60,000,000 shares of its common stock (the "Bluestone Acquisition"). Bluestone's principal asset is a 60% equity interest in Sulfatos Chile, S.A. ("Sulfatos"), which it acquired in February 2012.

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

On June 25, 2012, the Company created a new subsidiary, Mineraltus S.A. (“Mineraltus”), a Chilean corporation, to extract copper from the tailings (waste products) of expired copper mines to secure the raw materials to manufacture high quality, feed-grade copper sulfate. The Company owns 80% of Mineraltus.

On August 22, 2012, the Company formed Lustros Chile SpA as a 100% owned subsidiary, for the purpose of acting as a Chilean entity holding company for the Company’s Chilean subsidiaries Sulfatos, Mineraltus, and Bluestone.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements, including the estimated useful lives of tangible and intangible assets and the asset retirement obligation. Management believes the estimates used in preparing the financial statements are reasonable and prudent. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the financial statements of Lustros, Inc., its subsidiaries Lustros Chile SpA, Mineraltus, Bluestone, and Sulfatos. All significant inter-company balances and transactions have been eliminated in consolidation.

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

For purpose of these consolidated financial statements: (i) the exchange rate was $478.60 CLPs to 1 US dollar at December 31, 2012; and (ii) the average exchange rates were $492.50 CLPs to 1 US dollar during the twelve months ended December 31, 2012.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and accounts payable and notes payable. At December 31, 2012, the carrying cost of these instruments approximated their fair value. The authoritative guidance for fair values establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Inventory

Inventory, which consists primarily of raw copper ore and copper sulfate, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company evaluates the need to record adjustments for impairment of inventory.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment. Land is not depreciated.

Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to five years. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. The depreciation methods, and estimated remaining useful lives are reviewed at least annually. Upon classification of property and equipment as held for sale it is reviewed for impairment. The impairment charged to the income statement is the excess of the carrying value of the property and equipment over its expected fair value less costs to sell. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

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

Asset Retirement Obligation

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, the Company estimates that an asset retirement obligation of $396,474 exists. Accordingly, a liability for this amount has been included in accounts payable and accrued liabilities.

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

Proven and Probable Reserves

The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

Mineral Acquisition Costs

The costs of acquiring land and mineral rights are considered tangible assets. Significant acquisition payments are capitalized.  General, administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method.  If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Exploration Costs

Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

Design, Construction, and Development Costs

Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves. Under these circumstances, we classify the project as an exploration stage project and expense substantially all costs, including design, engineering, construction, and installation of equipment. Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized. If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized. Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment. If a project is not reliant on proven or probable reserves, we classify the project as a development stage project and capitalize substantially all construction in process costs, including design, engineering, construction, equipment and installation of equipment. Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use. The cost of start-up activities and on-going costs to maintain production are expensed as incurred. Costs of abandoned projects are charged to operations upon abandonment.

If a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

Income Taxes

Accounting Standards Codification Topic No. 740 “Income Taxes” (ASC 740) requires the asset and liability method of accounting be used for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Going Concern

The Company’s financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $3,127,879 as of December 31, 2012.  These factors affect the Company’s ability to continue as a going concern.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Note 3 – Sulfatos Acquisition

On February 15, 2012, Bluestone purchased a 60% equity interest in Sulfatos Chile from Santa Teresa Minerals S.A., a Chilean corporation ("Santa Teresa Minerals"). The purchase price for the equity interest was: (a) a 20% interest in Bluestone; (b) $2.2 million, with $1.1 million paid by assumption of a demand loan payable by Santa Teresa Minerals to Angelique de Maison, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. As of December 31, 2012, the entire purchase price had been paid. On October 16, 2012 Angelique de Maison entered into an agreement with Santa Teresa Minerals pursuant to which Santa Teresa Minerals waived and released any claim to any equity interests in Bluestone or Lustros and their affiliated companies, with Bluestone and Lustros Inc. express third party beneficiaries of that waiver and release. As such, Santa Teresa Minerals' 20% interest in Bluestone has been cancelled, and Bluestone is a wholly owned subsidiary of Lustros.

At the time of the Sulfatos Acquisition, Bluestone was an affiliate of Santa Teresa Minerals because substantially all of the equity interests of Bluestone were owned by Juan Carlos Camus Villegas and Angelique de Maison, who were officers and/or directors of Santa Teresa Minerals and its parent holding company and were principal shareholders of the parent holding company.

The Sulfatos Acquisition has been treated as an "asset purchase" for financial reporting purposes. Because the Sulfatos Acquisition was between related parties, the purchase price has been allocated to additional paid-in capital and the assets and liabilities were carried over at historical costs. Results of operations for Sulfatos have been reflected in the Company's financial statements from the closing date.

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Sulfatos Acquisition:

Twelve months
Ended
December 31, 2012
Prepaid expenses	$764,551
Equipment	3,289,521
Mining property	3,492,824
Land	549,310
Accounts payable	(447,343)
Notes payable	(2,580,399)
$5,068,464
Plus, cash acquired	892,294
Total value of acquisition	$5,960,758
Value of acquisition allocated to additional paid-in capital	$2,696,455
Value of acquisition allocated to minority interest	$3,264,303

The following table summarizes the historical cost values of the assets acquired and liabilities assumed at the date of Sulfatos Acquisition. In accordance with US GAAP, the assets and liabilities acquired are carried over at their historical value because the transaction occurred between related parties.

At
February 15, 2012
Working Capital Items
Cash and cash equivalents	$892,294
Prepaid expenses and other	764,551
Accounts payable and accrued liabilities	(447,343)
Notes payable	(2,580,399)
Subtotal—Working Capital Items	(1,370,897)

Long-lived Assets:
Property & Equipment
Land	549,310
Mining property	3,492,824
FFE and Equipment	3,289,521
Subtotal—long-lived assets	7,331,655

Total value of acquisition	$5,960,758

Value of acquisition allocated to additional paid-in capital	$2,696,455
Value of acquisition allocated to minority interest	$3,264,303

Had the Sulfatos Chile Acquisition taken place on January 1, 2012, results of operations would have reflected the following pro forma amounts for the twelve months ended December 31, 2012:

	Twelve months Ended December 31, 2012
	Lustros, Inc.	Sulfatos Chile	Lustros Chile	Mineraltus		Purchase	Pro
	Actual	Actual	Actual	Actual	Consolidated	Adjustments	Forma
Revenues	$–	$54,902	$–	$–	$54,902	$–	$54,902
Operating expenses	1,033,884	3,138,341	176,025	22,324	4,370,574	212,807	4,583,381
Interest expense	13,787	53,181	4,349	4	71,321	–	71,321
Net loss	$(1,047,671)	$(3,136,620)	$(180,374)	$(22,328)	$(4,386,993)	$(212,807)	$4,709,604

The $212,807 purchase adjustment is the operating expenses incurred by Sulfatos Chile from January 1, 2012 to February 15, 2012.

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

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Bluestone Acquisition:

Twelve months Ended December 31, 2012
Notes receivable	$18,446
Inventories	65,565
Prepaid expenses and other	4,765
Property and equipment	48,406
Accounts payable	(181,172)
Notes payable	(19,217)
(63,207)
Plus, cash acquired	38,572
Total Bluestone Acquisition and Power Save Sale	$(24,635)

The following information presents supplemental cash flows information of assets given and liabilities released in connection with the Power Save Sale:

Twelve months Ended December 31, 2012
Notes receivable	$(18,446)
Inventories	(65,565)
Prepaid expenses and other	(4,765)
Property and equipment	(48,406)
Accounts payable	180,103
Notes payable	19,217
62,138
Less, cash transferred in disposal	(20,642)
Total Power Save Sale	$41,496

Note 5- The Congo Project

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

The Company has agreed to remove the tailings and restore the value of the property so that it can be used for real estate development projects. The Company will separate the copper from the tailings with the intention of manufacturing an estimated 24,000 tons of food-grade, penta-hydrated copper sulfate. The Company plans to construct a copper sulfate processing plant on the property to process the tailings at an estimated cost of $6.2 million. The project, known in the industry as the "Congo Project," has received all necessary approvals and permits from the Chilean authorities.

Financing for the project will be provided by the Company as a loan, and the Company will be entitled to 100% of the profits. The project was structured as a purchase / buy-back to ensure that all necessary assets remain under our control for the duration of the project. The Company purchase price was $7 million payable as follows:

•	$360,000 was paid on November 26, 2012 for the right to use all assets and facilities;

•	$436,858 payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets;

•	$6,203,172 payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made.
F-13

SMP will have the right to buy back 18 of the 21 remaining hectares owned by the Company at the end of the project at a rate of 1UF (Unidad de Fomento) per square meter which would be equal to approximately US$8.8M at today’s exchange rate. The Company will retain ownership of the remaining three hectares.

Note 6- Property and Equipment

The Company acquired property and equipment with a historical cost value of $7,331,655 in the Sulfatos Acquisition in March 2012. See Note 3 - Sulfatos Acquisition. The following table sets forth our property and equipment at the date indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives. The Company recognized depreciation expense of $85,712 for the period from inception to December 31, 2012.

December 31, 2012

Buildings	$164,726
Furniture & fixtures	24,023
Vehicles	131,376
Mining equipment	423,453
Plants/property improvements	3,928,356
Computers	37,018
Lab equipment	65,675
Total fixed assets	$4,774,626
Less depreciation	(126,810)
Net fixed assets	$4,647,816

Land	$585,040
Congo right to use	$360,000
Mining property	$3,720,011
Net property and equipment	$9,312,867

Note 7- Debt

The following table sets forth the outstanding indebtedness of the Company at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheet:

Description	Total Due at December 31, 2012
Related party notes
Suprafin, Ltd.	$785,929
Robert Dickey	540,000
Bass Energy	500,000
Total related party notes payable	$1,825,929

Notes payable
Walker River Investments	$270,988
Banco de Chile Loan	45,541
Land Purchase Balance	367,763
Total notes payable	$684,292

Convertible notes
Magna Group LLC	$205,589
Total beneficial conversion liability	$205,589

From February through December 2012, Suprafin, Ltd. (“Suprafin”) provided the Company a total of $3,171,381 in non-interest bearing unsecured demand loans to enable Bluestone to pay the balance of the purchase price for of the Sulfatos Acquisition and for working capital purposes. Zirk Engelbrecht, currently a member of the Board of Directors, and formerly the Chief Executive Officer, of Lustros, is the owner of Suprafin. In April 2012 Suprafin assigned $570,988 of the loans to Walker River Investments, Corp (“Walker”). In May 2012, Suprafin agreed to cancel $429,000 of these loans in exchange for 100,000 shares of Series A Preferred Stock. As of December 2012, the Company had repaid an additional $1,385,464 of these loans, and the outstanding balance of these loans was $785,929.

In December 2012, Walker sold $300,000 of their loans to Magna Group LLC (“Magna”) in three increments of $100,000 each, and the Company issued to Magna a series of convertible notes (the “Magna Notes”) for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes are convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor choses to exercise the reset. We have evaluated original issue discount feature derived from the conversion option of this note as of December 31, 2012 and deemed it to be $180,000. Magna chose to convert $100,000 which represented $160,000 value with the debt discount of these Magna Notes into 177,714 shares of Common Stock as of December 31, 2012. The total balance due to Magna was $205,589, net of unamortized debt discount of $114,411 at December 31, 2012. As of December 31, 2012, we recognized $65,589 in amortized debt discount related to these notes, the amount was recorded as interest expense.

From September through December 2012, the Company borrowed a total of $1,040,000 for working capital purposes from Robert Dickey, currently an alternate member of the Board of Directors and Bass Energy. Bill Hlavin, currently a member of the Board of Directors is the owner of Bass Energy. These loans are non-interest bearing, unsecured demand loans to be repaid from a future financing or from operating cash flows. These loans are personally guaranteed by Zirk Engelbrecht.

In April 2012, Sulfatos borrowed $40,500,223 CLP, or approximately $79,454 US dollars, from Banco de Chile for working capital purposes. This loan bears interest at the rate of 13.43% per annum and is due on March 31, 2013. Monthly payments of principal and interest in the amount of $7,343,229 CLP, or approximately $15,608 US dollars, commenced on October 1, 2012. As of December 31, 2012, the outstanding balance of this loan was $21,796,082 CLP, or approximately $45,541 US dollars. The company paid approximately $5,732 US in interest expense related to these notes.

Sulfatos currently owes $176,011,132 CLP, or approximately $367,763 US dollars, for the last two payments of the land acquired in the first quarter of 2011.

Note 8- Stockholders’ Equity

The authorized capital stock of Lustros consists of 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value of $0.001 per share, designated “Series A Preferred Stock.” Each share of Series A Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock and is entitled to 100 votes per share on all matters submitted to the shareholders of Lustros. At December 31, 2012, there were outstanding 88,369,618 shares of Common Stock and no shares of Series A Preferred Stock.

On March 9, 2012, Lustros issued and sold 60,000,000 shares of its Common Stock in the Bluestone Acquisition in exchange for 100% of the outstanding stock of Bluestone. See Note 4.

In addition, for accounting purposes, the Company has treated the Bluestone Acquisition as a reverse acquisition, with Bluestone, the acquiring entity and Lustros, as the acquired entity. As a result, the Company's financial statements reflect the financial information of Bluestone prior to March 9, 2012 and the combined entity on and after March 9, 2012. As such the 2,856,426 outstanding shares prior to the reverse merger were accounted for as if they had been issued by Bluestone, the value applied to these shares was based on the net liabilities of Power-Save assumed by the merged entity of $24,635.

In April 2012, Lustros issued and sold in a private placement: (i) to Zirk Engelbrecht 100,000 shares of Series A Preferred Stock in consideration for cash of $429,000 at the rate of $4.29 per share which was then applied to the settlement of indebtedness to Suprafin, Ltd. in the amount of $429,000 (See Note 6 - Debt), which shares were issued and registered in the name of Zirk Engelbrecht; and (ii) to Gonzalo Troncoso 75,000 shares of Series A Preferred Stock for cash in the amount of $4.29 per share. At the time of these purchases, Mr. Engelbrecht was Chief Executive Officer of the Company and Mr. Troncoso was President and Chief Operating Officer of the Company.

In April 2012, Lustros issued and sold 5,000,000 shares of Common Stock in a private placement to two entities in consideration of $1,000,000 at the rate of $0.20 per share of which was then applied the settlement of indebtedness of $1,000,000. This indebtedness was working capital advances made by Angelique de Maison to Santa Teresa Minerals and assumed by Bluestone in the Sulfatos Acquisition. Ms. De Maison directed that 3,643,911 of these shares be issued in the name of Quatre Gats, an entity owned by Zirk Engelbrecht, Angelique de Maison, Gonzalo Troncoso and Trisha Malone, our Chief Financial Officer of the Company.

In June 2012, Lustros issued and sold 1,636,364 shares of its Common Stock in a private placement at $0.55 per share or net proceeds of $900,000.

In June 2012, Lustros issued and sold to Angelique de Maison 181,818 shares of Common Stock in consideration of $100,000 of cash at the rate of $0.55 per shares which was then applied to the settlement of $100,000 of debt. This indebtedness was the remaining working capital advances assumed by Bluestone in the Sulfatos Acquisition.

In July 2012, Lustros issued and sold 727,272 shares of its Common Stock to a director in a private placement at $0.55 per share or net proceeds from the offering of $400,000.

In July and August 2012, Lustros issued and sold 352,941 shares of its Common Stock in a private placement at $0.85 per share or net proceeds from the offering of $300,000.

In November 2012, Mr. Engelbrecht converted 100,000 shares of Series A Preferred Stock into 10,000,000 shares of Common Stock and Mr. Troncoso converted 75,000 shares of Series A Preferred Stock into 7,500,000 shares of Common Stock.

In December 2012, Magna converted $160,000 of debt into 177,714 shares of Common Stock, See Note 7 – Debt.

Note 9- Related Party Transactions

From February through December 2012, Suprafin provided the Company a total of $3,171,381 in non-interest bearing unsecured demand loans. Zirk Engelbrecht, currently a member of the Board, and formerly the Chief Executive Officer, of the Company is the owner of Suprafin. As of December 31, 2012, the outstanding balance of these loans was $785,929. See Note 7 - Debt.

From September through December 2012, the Company borrowed a total of $1,040,000 from two directors for working capital purposes at Sulfatos. Mr. Engelbrecht is a guarantor of these loans. See Note 7 - Debt.

From inception (January 26, 2012) to December 31, 2012, the Company has issued and sold an aggregate of 24,318,181 shares of Common Stock (including 175,000 shares of Series A Preferred Stock which were converted to 17,500,000 shares of Common Stock) to directors and executive officers. See Note 8 – Stockholders’ Equity.

From inception (January 26, 2012) to December 31, 2012, the Company earned revenues of $54,902 of which $ 31,057 was earned from a one-time mining project completed for Casablanca Mining, the parent company of Santa Teresa Minerals. At the time of the Sulfatos Acquisition, Bluestone was an affiliate of Santa Teresa Minerals because substantially all of the equity interests of Bluestone were owned by Juan Carlos Camus Villegas and Angelique de Maison, who were officers and/or directors of Santa Teresa Minerals and its parent holding company and were principal shareholders of the parent holding company.

Note 10- Income Taxes

As of December 31, 2012, the Company had net operating loss attributable to Lustros, Inc. of $3,127,879   that may be available to reduce future years’ federal taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows December 31, 2012:

2012
Deferred tax asset:
Net operating loss	$(3,127,879)

Total deferred tax asset	$(1,094,758)
Less: Valuation allowance	1,094,758
Net deferred tax asset	$–

The valuation allowance for deferred tax assets as of December 31, 2012 was $1,094,758 respectively, which may be applied against future taxable income, if any, through 2032. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012.

Note 11- Subsequent Events

Resignation of Officers

•	On January 29, 2013, Gonzalo Troncoso resigned his position as Chief Executive Officer of the Company. His resignation from the Chief Executive Officer position is not the result of a disagreement with the Company.
•	On January 29, 2013, Myoung Won Sohn resigned his position as President of the Company. His resignation from the President position is not the result of a disagreement with the Company.
•	On January 29, 2013 Larry A. Zielke resigned his position as Senior Vice President and General Counsel of the Company. His resignation from the Senior Vice President and General Counsel positions is not the result of a disagreement with the Company.

Appointment of Officers

•	On January 29, 2013, William Farley was appointed Chief Executive Officer of the Company.
•	On January 29, 2013, Gonzalo Troncoso was appointed President of the Company.

Resignation of Directors

•	On January 29, 2013, the Board of Directors accepted the resignations of Myoung Won Sohn and Juan Carlos Camus Villegas as members of the Board of Directors. None of these resignations are the result of a disagreement with the Company.

On January 29, 2013 the size of the Board of Directors was set at seven members.

Appointment of Directors

•	On January 29, 2013, William Farley was appointed as a member of the Board of Directors and its Chairman.
•	On January 29, 2013, Todd Sluzas was appointed as a member of the Board of Directors.
•	On January 29, 2013, Martin Pajor was appointed as a member of the Board of Directors.

As previously reported, the Company had been engaged in litigation in the Supreme Court of New York in the County of Westchester (“the Court”), Index No. 11139/2009, in the matter Steeneck v. Power-Save and Engelbrecht. The claim was brought before the Court on or about May 8, 2009, although the defendants were never notified of the action until September 2012. The Company was informed on January 18, 2013 that on January 10, 2013 the Court filed and entered a Decision & Order stating that the statute of limitations of the action had expired and that the plaintiff is not entitled to the relief he was seeking. The plaintiff’s motion was denied and the case is now marked disposed by the court.

In January and February 2013, Walker sold an additional $270,988 of their loans to Magna Group LLC (“Magna”) in three increments of $125,000 and $145,988, and the Company issued to Magna a series of convertible notes (the “Magna Notes”) for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes are convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor choses to exercise the reset. In January, February and March 2013 Magna elected to convert $265,000 of their loans and $1,338 in accrued interest into 783,668 shares of Common Stock, $205,988 in principal remains due under the Magna Notes.

As previously reported, on March 1, 2013, the Company and Global Investments I, LLC (“Global”) entered into a Stock Purchase Agreement, whereby Global agreed to purchase 818,182 shares of Common Stock at a purchase price of $0.55 per share. More information regarding this agreement can be found in the Company’s Form 8-K filed with the Commission on March 7, 2013.

As previously reported, on March 1, 2013, the Company and Angelique de Maison (“de Maison”) entered into a Stock Purchase Agreement, whereby de Maison agreed to purchase 181,818 shares of Common Stock at a purchase price of $0.55 per share. More information regarding this agreement can be found in the Company’s Form 8-K filed with the Commission on March 7, 2013.

End of Notes to the Financial Statements

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Registrant’s Certifying Accountant

The following information can also be found on Form 8-K/A, previously filed with the Commission July 13, 2012.

     (a) Previous Independent Auditor

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

During the years ended December 31, 2011 and December 31, 2010 and the interim period between December 31, 2011 and June 28, 2012: (i) there were no disagreements between our company and Gruber & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Gruber & Company’s satisfaction, would have caused Gruber & Company to make reference to the subject matter of the disagreement in connection with its report for such years; and (ii) Gruber & Company did not advise us of any of the events requiring reporting under Item 304(a)(1)(v) of Regulation S-K.

    (b) New Independent Auditor

On June 28, 2012, we engaged De Joya Griffith, LLC (“De Joya Griffith”) to serve as our independent auditors for the fiscal year ending December 31, 2012. The engagement of De Joya Griffith was approved by our board of directors.

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

Item 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B	OTHER INFORMATION

Quarterly Events

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

The Company has agreed to remove the tailings and restore the value of the property so that it can be used for real estate development projects. The Company will separate the copper from the tailings with the intention of manufacturing an estimated 24,000 tons of food-grade, penta-hydrated copper sulfate. The Company plans to construct a copper sulfate processing plant on the property to process the tailings at an estimated cost of $6.2 million. The project, known in the industry as the "Congo Project," has received all necessary approvals and permits from the Chilean authorities.

Financing for the project will be provided by the Company as a loan, and the Company will be entitled to 100% of the profits. The project was structured as a purchase / buy-back to ensure that all necessary assets remain under our control for the duration of the project. The Company purchase price was $7 million payable as follows:

•	$360,000 was paid on November 26, 2012 for the right to use all assets and facilities;

•	$436,858 payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets;

•	$6,203,172 payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made.

SMP will have the right to buy back 18 of the 21 remaining hectares owned by the Company at the end of the project at a rate of 1UF (Unidad de Fomento) per square meter which would be equal to approximately US$8.8M at today’s exchange rate. The Company will retain ownership of the remaining three hectares.

On October 21, 2012, the Company entered into an Amended and Restated Share Exchange Agreement (the “Amended Agreement”), which amended and restated that certain Share Exchange Agreement, dated March 9, 2012 (the “Share Exchange Agreement”) among the Company, Bluestone S.A. ("Bluestone") and the shareholders of Bluestone. Under the Share Exchange Agreement, on that date the Company acquired all of the outstanding capital stock of Bluestone in exchange for 60,000,000 shares of its common stock. The Amended Agreement makes no changes to the substance of the exchange transaction or any changes inconsistent with the Company's prior disclosures regarding the transaction. The Company entered into the Amended Agreement to clarify certain matters related the transaction and conform the Share Exchange Agreement to the intent of the parties at the time of the transaction.

In December 2012, Walker River Investments Corp. who held a total of $570,988 in convertible notes due on demand sold $300,000 of their note to Magna Group LLC (“Magna”) in three increments of $100,000 each, and the Company issued to Magna a series of convertible notes (the “Magna Notes”) for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes are convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor choses to exercise the reset. We have evaluated original issue discount feature derived from the conversion option of this note as of December 31, 2012 and deemed it to be $180,000. Magna chose to convert $100,000 which represented $160,000 value with the debt discount of these Magna Notes into 177,714 shares of Common Stock as of December 31, 2012. The total balance due to Magna was $205,589, net of unamortized debt discount of $114,411 at December 31, 2012.

Subsequent Events

Resignation of Officers

•	On January 29, 2013, Gonzalo Troncoso resigned his position as Chief Executive Officer of the Company. His resignation from the Chief Executive Officer position is not the result of a disagreement with the Company.
•	On January 29, 2013, Myoung Won Sohn resigned his position as President of the Company. His resignation from the President position is not the result of a disagreement with the Company.
•	On January 29, 2013 Larry A. Zielke resigned his position as Senior Vice President and General Counsel of the Company. His resignation from the Senior Vice President and General Counsel positions is not the result of a disagreement with the Company.

Appointment of Officers

•	On January 29, 2013, William Farley was appointed Chief Executive Officer of the Company.
•	On January 29, 2013, Gonzalo Troncoso was appointed President of the Company.

Resignation of Directors

•	On January 29, 2013, the Board of Directors accepted the resignations of Myoung Won Sohn and Juan Carlos Camus Villegas as members of the Board of Directors. None of these resignations are the result of a disagreement with the Company.

On January 29, 2013 the size of the Board of Directors was set at seven members.

Appointment of Directors

•	On January 29, 2013, William Farley was appointed as a member of the Board of Directors and its Chairman.
•	On January 29, 2013, Todd Sluzas was appointed as a member of the Board of Directors.
•	On January 29, 2013, Martin Pajor was appointed as a member of the Board of Directors.

As previously reported, the Company had been engaged in litigation in the Supreme Court of New York in the County of Westchester (“the Court”), Index No. 11139/2009, in the matter Steeneck v. Power-Save and Engelbrecht. The claim was brought before the Court on or about May 8, 2009, although the defendants were never notified of the action until September 2012. The Company was informed on January 18, 2013 that on January 10, 2013 the Court filed and entered a Decision & Order stating that the statute of limitations of the action had expired and that the plaintiff is not entitled to the relief he was seeking. The plaintiff’s motion was denied and the case is now marked disposed by the court.

In January and February 2013, Walker sold an additional $270,988 of their loans to Magna Group LLC (“Magna”) in three increments of $125,000 and $145,988, and the Company issued to Magna a series of convertible notes (the “Magna Notes”) for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes are convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor choses to exercise the reset. In January, February and March 2013 Magna elected to convert $265,000 of their loans and $1,338 in accrued interest into 783,668 shares of Common Stock, $205,988 in principal remains due under the Magna Notes.

As previously reported, on March 1, 2013, the Company and Global Investments I, LLC (“Global”) entered into a Stock Purchase Agreement, whereby Global agreed to purchase 818,182 shares of Common Stock at a purchase price of $0.55 per share. More information regarding this agreement can be found in the Company’s Form 8-K filed with the Commission on March 7, 2013.

As previously reported, on March 1, 2013, the Company and Angelique de Maison (“de Maison”) entered into a Stock Purchase Agreement, whereby de Maison agreed to purchase 181,818 shares of Common Stock at a purchase price of $0.55 per share. More information regarding this agreement can be found in the Company’s Form 8-K filed with the Commission on March 7, 2013.

PART III

Item 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2012:

Name	Age	Date of Appointment	Position
Gonzalo Troncoso	51	August 22, 2012	Chief Executive Officer (1) (2) (3)
		March 9, 2012	Director(5) (6)
Myoung Won Sohn	64	August 22, 1012	President(2) (4)
		May 24, 2012	Director(5) (6)
Trisha Malone	37	March 9, 2012	Chief Financial Officer
		April 18, 2012	Secretary
Larry Zielke	65	April 18, 2012	General Counsel, Senior Vice President(7)
Zirk Engelbrecht	56	April 18, 2012	Director
William Hlavin	69	April 18, 2012	Director
Richard Berman	70	August 22, 2012	Director
Juan Carlos Camus Villegas	65	March 9, 2012	Director
Robert Dickey	67	June 22, 2012	Alternate Director

_____

(1) On January 29, 2013 Gonzalo Troncoso resigned his position as Chief Executive Officer of the Company. His resignation from the Chief Executive Officer position is not the result of a disagreement with the Company.

(2) On January 29, 2013 Gonzalo Troncoso was appointed President of the Company.

(3) On January 29, 2013 William Farley was appointed Chief Executive Officer of the Company.

(4) On January 29, 2013 Myoung Won Sohn resigned his position as President of the Company. His resignation from the President position is not the result of a disagreement with the Company.

(5) On January 29, 2013 the Board of Directors accepted the resignations of Myoung Won Sohn and Juan Carlos Camus Villegas as members of the Board of Directors. None of these resignations are the result of a disagreement with the Company.

(6) On January 29, 2013, William Farley was appointed as a member of the Board of Directors and its Chairman. Additionally, Todd Sluzas and Martin Pajor were appointed as members of the Board of Directors. Information regarding these appointments and biographies are available in Form 8-K filed with the Commission January 31, 2013.

(7) On January 29, 2013 Larry A. Zielke resigned his position as Senior Vice President and General Counsel of the Company. His resignation from the Senior Vice President and General Counsel positions is not the result of a disagreement with the Company.

Term of Office

Each of our officers is elected by the Company’s Board of Directors to serve until the next annual meeting of Directors or until their successors are duly elected and qualified. Each of our directors is elected by the Company’s Board of Directors and shall hold office until the next annual meeting of stockholders and until his/her successor shall have been duly elected and qualified.

Background and Business Experience

Gonzalo Troncoso. Mr. Troncoso has over 25 years of management experience in the US, Europe and Latin America.  From 1986 to 1997 Mr. Troncoso served as Vice President - Finance and Chief Financial Officer for SRC International, an energy services conglomerate.  From 1998 to 2001 Mr. Troncoso worked as Vice President -- Finance at Anixter International (NYSEG:AXE) and PSINet (NASDAQ:PSIX).  In 2001, Mr. Troncoso joined Interland (NASDQ:INLD) where he served as Vice President- Finance and Administration until 2004 and as Chief Financial Officer until 2007.  From 2007 to 2009, Mr. Troncoso was the Chief Financial Officer and President of Web Services of Web.com (NASDAQ:WWWW).  Since 2009, Mr. Troncoso has been engaged in several start-ups in the Internet and energy service industries.   Mr. Troncoso  has been a director and the Chief Financial Officer of the Casablana Mining, Ltd. and President of Santa Teresa Minerals since December 2011.  Mr. Troncoso has a B.B.A. in Accounting from Universidad Javeriana in Colombia, South America and an M.B.A. in Finance and International Marketing from St. Joseph’s University in Philadelphia, PA.  Mr. Troncoso is bilingual in English and Spanish.  Mr. Troncoso’s experience in international business management and development, financial management, and accounting, led to the conclusion that he should serve as a Director for the Company.

Myoung Won Sohn. Mr. Sohn graduated high school in Seoul Korea before attending The Catholic University of America for both his Bachelors and Masters degrees in Civil Engineering and a Masters in Structural Engineering in 1967.  Mr. Sohn spent the remainder of the 1960’s as an engineer in the Washington D.C. area for several high level firms.  Mr. Sohn then traveled for work between California and Baltimore and received his P.E. License from the State of California in 1973.  In 1974 he started Sohn Consulting and International Industries, Inc. where he acted as President and CEO for both corporations, developing business with the U.S. and Korea.  Mr. Sohn joined the renowned Hyundai group in 1980 and worked his way to President and CEO of their Mipo Dock Yard.   Mr. Sohn later spent a decade as President and CEO of the Ssang Young Group developing motor vehicles.  Mr. Sohn then spent the late 90’s and early 2000’s engrossed in the mobile phone and broadband semi-conductor market, serving as President and CEO to Maxon Electronics, Conexant Systems Korea, and Skyworks Solutions Korea, Ltd.  Mr. Sohn’s years of Korean business development most recently found him at the Korea Herald, part of Herald Media Company, as a Senior Adviser.  His prestigious experience also has resulted in his election as Chairman of the Board of Ocean Rock International Consulting Group, as well as Composite Solution Korea Developing.  Mr. Sohn also serves as a professor at SookMyung Women University in the Global Service Department. Mr. Sohn’s experience in international business management and development led to the conclusion that he should serve as a Director for the Company.

Trisha Malone. Ms. Malone is the Chief Financial Officer and Secretary of Lustros Inc. Ms. Malone has more than 19 years of experience in finance and accounting including experience in corporate governance, securities regulation, financial controls requirements, and financial management. From 2000 to 2006, Ms. Malone served as Corporate Controller for Xsilogy, Inc., a leading wireless sensor network company, and as the division controller after Xsilogy's acquisition by SYS Technologies, Inc., a public company engaged in government contracting. From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation, a developer of satellite tracking systems. Since 2008, Ms. Malone has been self-employed as an independent accounting consultant and is presently consulting as Corporate Controller for several private companies. From 2007 to 2009, Ms. Malone served as the Corporate Controller for Lenco Mobile Inc., which operates in the high growth mobile marketing and Internet sectors, and served as Corporate Secretary for the company until June 2010. From June 2010 to September 2012 Ms. Malone served as Chief Financial Officer and a Director of Wikifamilies, Inc., a public company that operates in the technology services industry. Ms. Malone was also a Director of Casablanca Mining, Ltd. since inception and was the Chief Executive Officer of the Company from inception until January 2009 and the Chief Financial Officer from inception through December 2011. Ms. Malone has a degree in Business Administration from Grossmont College. She has also pursued extended studies in corporate law, benefits administration, and human resources.

Zirk Engelbrecht. Mr. Engelbrecht has been a Director of the Company since January 2011 and formerly served as the President of the Company. Mr. Engelbrecht has extensive experience in the formation, capital-raising, and registration stages of numerous public companies, including involvement as a financier and major shareholder of several gold and diamond mining companies in South Africa between 1987 and 1991. Mr. Engelbrecht is the co-founder of WealthMakers, Ltd., a private web-based research technology company that connects members to automated trading platforms for stocks, indexes, bonds, options, commodities and currencies for up to 80 markets around the world. From February 2006 through April 2009, he served as director of Mobicom Corporation (formerly known as Satellite Security Corporation), a public company engaged in the business of development and sale of proprietary, interactive applications and services for the mobile telephone industry that generate transaction-based revenue and aggregate end-user data. From June 2007 through January 2008, he served as the principal executive officer and principal financial officer of Sovereign Wealth Corp., a public company engaged in the business of developing, owning and operating mobile telephone and Internet advertising platforms that are used by mobile telephone network operators and manufacturers, retailers and commercial enterprises to attract and monetize relationships with consumers. From April through October of 2006, he served as the President of Safari Associates, Inc., now known as Power Save Energy Company, a public company engaged in the manufacture, marketing and sale of electricity saving devices for homeowners. Mr. Engelbrecht holds a degree in Mechanical Engineering. Mr. Engelbrecht’s experience in structuring, developing and financing public companies, accounting rules and regulations, securities regulations, and corporate governance led to the conclusion that he should serve as a Director for the Company.

William J. Hlavin. Mr. Hlavin is the President and Owner of Bass Energy, Inc.  Dr. Hlavin received a BS in geology from Ohio University in 1968 and received his masters and doctorate degrees in geology from Boston University in 1976. He has been actively engaged in well development in Ohio since 1969. Dr. Hlavin has participated in the drilling and completion of more than 1,000 wells principally in northeastern Ohio. Dr. Hlavin founded Bass Energy Inc. in 1983. He has held senior management positions in both privately held and public exploration and production companies. He was President of Appalachian Exploration, Inc. (1976-1982); a Canton, Ohio based company that operated over 600 wells. He served as President of Nancy Drilling Company, Inc. (1982-1987) an Ohio based well drilling contractor and as Executive Vice President of publicly traded Resource Exploration, Inc. (1986-1988). Dr. Hlavin, Certified Professional Geologist, is an active member of several organizations including the American Association of Petroleum Geologists, Geological Society of America, the Ohio Oil and Gas Association and as a Fellow of the Explorers Club. Mr. Hlavin’s experience in natural resources and business management led to the conclusion that he should serve as a Director for the Company.

Richard Berman. Mr. Berman’s business career spans over 35 years of venture capital, senior management and merger & acquisitions experience. In the past 5 years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. From 2006 to 2011, he was Chairman of National Investment Managers, a company with $12 billion in pension administration assets. In 2012, he became vice chairman of Energy Smart Resources, Inc. and Mr. Berman is a director of six private and three public companies: Advaxis, Inc., Neostem, Inc. and now Lustros, Inc. From 1998 to 2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO. Previously, Mr. Berman worked at Goldman Sachs; was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide to form Exide Technologies (XIDE); helped to create what is now Soho (NYC) by developing five buildings; and advised on over $4 billion of M&A transactions (completed over 300 deals). He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman’s experience in structuring, developing and financing public companies, legal, and corporate governance led to the conclusion that he should serve as a Director for the Company.

Juan Carlos Camus Villegas. Mr. Camus was the founder of Santa Teresa Minerals and has served as its President since inception. Mr. Camus attended College of the Marist Brothers in Santiago, Chile and went on to study commercial engineering at the University of Chile, Santiago. After graduating, he worked in his family’s property and construction business before going on to his own commercial building projects and food distribution business. Mr. Camus formed his own scrap metal company, Metales Acer Ltda., in 1980. He has nearly 40 years of experience in the scrap metal industry, controlling a significant amount of the scrap metal industry in Chile and has operations in several South American countries. Mr. Camus’ experience in acquiring mining properties, assembling mining management teams, overseeing day to day mining operations, reviewing geological reports and maps, sourcing, purchasing and putting into service mining equipment, and developing sales and marketing relationships to sell precious metals led to the conclusion that he should serve as a Director of the Company.

Robert E. Dickey. Mr. Dickey is a lifelong entrepreneur having worked in family businesses while growing up and in later life working with his own family. He has owned construction and marketing companies. His family currently owns a portfolio of rental properties. They also are involved in the demolition and scrap business. For the past several years, Mr. Dickey and his family have owned companies that have bought and sold oil/gas leases in Ohio’s Utica Shale. He has been an investor in Ohio’s oil/gas industry for 30 years. Mr. Dickey graduated from MT. Union College in 1968 with a B.A. in Education. In 1971 he received his MS. in Education from Youngstown State University, and did extensive post Masters work at several Ohio Universities. From 1968-1998 Mr. Dickey served several Ohio school districts as a Guidance Counselor and retired from public education in 1998. Mr. Dickey’s long standing business success along with his experience in the oil/gas industry led to the conclusion that he should serve as a Director of the Company.

Resignation of Officers

•	On January 29, 2013, Gonzalo Troncoso resigned his position as Chief Executive Officer of the Company. His resignation from the Chief Executive Officer position is not the result of a disagreement with the Company.
•	On January 29, 2013, Myoung Won Sohn resigned his position as President of the Company. His resignation from the President position is not the result of a disagreement with the Company.
•	On January 29, 2013 Larry A. Zielke resigned his position as Senior Vice President and General Counsel of the Company. His resignation from the Senior Vice President and General Counsel positions is not the result of a disagreement with the Company.

Appointment of Officers

•	On January 29, 2013, William Farley was appointed Chief Executive Officer of the Company.
•	On January 29, 2013, Gonzalo Troncoso was appointed President of the Company.

Resignation of Directors

•	On January 29, 2013, the Board of Directors accepted the resignations of Myoung Won Sohn and Juan Carlos Camus Villegas as members of the Board of Directors. None of these resignations are the result of a disagreement with the Company.

On January 29, 2013 the size of the Board of Directors was set at seven members.

Appointment of Directors

•	On January 29, 2013, William Farley was appointed as a member of the Board of Directors and its Chairman.
•	On January 29, 2013, Todd Sluzas was appointed as a member of the Board of Directors.
•	On January 29, 2013, Martin Pajor was appointed as a member of the Board of Directors.

William Farley – Age 70. Mr. Farley is the sole shareholder of Liam Ventures, Inc., a private equity firm with investments in various industries including technology, communications, railroad, and basic industries. Mr. Farley is also CEO and owner of Zrii International in Salt Lake City, Utah, a liquid nutritional marketer. He served as Chairman and Chief Executive Officer of Farley, Inc. and Fruit of the Loom, Inc. from the time he acquired the company in 1986 through December 1999. During that time, he built FTL from a primarily domestic $500 million underwear company into a leading international manufacturer and marketer of basic family apparel with sales approximating $2.3 billion for the 1999 fiscal year. Fruit of the Loom was sold to Berkshire Hathaway Co. in 2002 for approximately $1 Billion.

Mr. Farley was born and raised in Pawtucket, Rhode Island. He received a Bachelor of Arts degree from Bowdoin College in Maine, and a Juris Doctor degree from Boston College Law School. More recently, Mr. Farley received an honorary degree of Doctor of Laws from his alma mater Bowdoin College.

In addition to his business activities, Mr. Farley has served on various educational, corporate, civic and cultural boards, including: The Horatio Alger Association, The Big Shoulders Fund, The Rush Hospital Heart Institute, The Goodman Theatre of Chicago, and The Lyric Opera of Chicago. He also participates in Chicago Public School’s Principal For A Day Program.

Mr. Farley has received the Ireland-U.S. Council for Commerce and Industry's Annual Outstanding Achievement Award for his efforts to improve economic, business and commercial links between Ireland and the United States. Other honors include: the Apparel Industry Board, Inc.'s Special Award, the Horatio Alger Award for Distinguished Americans, the Freedom Award from America’s Freedom Festival, the American Academy of Achievement's Golden Plate Award, the National Women's Political Caucus' Good Guys Award and the White House's Presidential Award for Entrepreneurial Excellence. Mr. Farley has also previously served as Chairman of the Illinois Ambassadors and the Executive Club of Chicago.

Mr. Farley resides in Chicago with his wife, Shelley and their son Liam. His interests include education, reading, politics, travel, sports, health, and nutrition.

Todd Sluzas – Age 42. Mr. Sluzas is the CFO of Liam Ventures, Inc., a private equity firm solely owned by William Farley. Mr. Sluzas has 20 years of accounting, finance, tax, and private equity experience. Mr. Sluzas currently serves as Director of Finance for two portfolio companies, and served as Senior Tax Analyst for Fruit of the Loom during his fifteen-year tenure with Farley. Todd also manages the Family Office of William Farley, where he is responsible for investment analysis & due diligence, risk management, cash management, and tax compliance & planning. Prior to Farley, Mr. Sluzas spent four years with the accounting firm of Price Waterhouse Coopers LLP representing the firm’s audit and tax practice.

Mr. Sluzas earned his Bachelor of Business Administration degree from the University of Notre Dame and is a Certified Public Accountant.

Martin Pajor – Age 56. Mr. Pajor is a Vice President of Liam Ventures, Inc., a private equity firm solely owned by William Farley. Mr. Pajor has 30 years of accounting, finance, tax, and private equity experience. Martin currently serves as Vice President with operational responsibilities for two operating companies owned by Mr. Farley. These responsibilities include logistics, purchasing, systems and entering new foreign markets primarily in Latin America. Prior to these responsibilities he served as Director of Tax for Fruit of the Loom during his twenty five-year tenure with Farley. Prior to his association with Farley, Martin spent five years with United Stationers Supply Co. where he was instrumental in creating the company’s tax department and assisting in the company’s initial public stock offering.

Mr. Pajor earned his Bachelor of Science in Accountancy degree from the University of Illinois and has a Master of Science in Taxation degree from DePaul University.

Identification of Significant Employees

As of the date of this filing, we currently have four management level employees who work for Lustros, Inc. (two are employed full time and two are employed on a part-time basis and are not compensated). Sulfatos Chile employs 51 full-time employees.

We may require additional employees in the future as we expand our operations. There is intense competition for capable, experienced personnel and there is no assurance we will be able to obtain new qualified employees when required.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
24

6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own or owned more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Gonzalo Troncoso, Myoung Won Sohn, Trisha Malone, Larry Zielke, Zirk Engelbrecht, William Hlavin, Richard Berman, and Juan Carlos Camus Villegas who are current and former officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2012, have not filed the Form 3’s required by Section 16(a) of the Exchange Act to indicate their initial status as reporting persons under Section 16(a) on a timely basis. In addition, for the fiscal year ended December 31, 2012, Gonzalo Troncoso, Myoung Won Sohn, Trisha Malone, Larry Zielke, Zirk Engelbrecht, William Hlavin, Richard Berman, and Juan Carlos Camus Villegas also have not filed on a timely basis Form 4’s or 5’s to report certain transactions. Except as described above, to our knowledge, for the fiscal year ended December 31, 2011 and the interim period up to the date of this report, no person who is an officer, director or beneficial owner of more than 10% of the Company’s Common Stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

Code of Ethics

The Company’s former management adopted a Code of Ethics and Business Conduct that applies to all of its officers, directors and employees. The Code of Ethics was filed with the SEC on January 3, 2005 as part of our Annual Report on Form 10-KSB. A copy of our Code of Ethics will also be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Lustros, Inc., 9025 Carlton Hills Blvd. Ste. A, Santee, CA 92071.

Item 11	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers from Inception through December 31, 2012:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gonzalo Troncoso, CEO/Principal Executive Officer	2012	$ 120,000	$nil	nil	nil	nil	nil	$nil	$ 120,000
Myoung Won Sohn, President	2012	$ 20,000	$nil	nil	nil	nil	nil	$nil	$ 20,000
Trisha Malone, CFO/Principal Financial Officer	2012	$ 31,000	$nil	nil	nil	nil	nil	$nil	$ 31,000
Larry Zielke, SVP/General Counsel	2012	$ 90,000	$nil	nil	nil	nil	nil	$nil	$ 90,000

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company. Mr. Troncoso is currently employed on an at-will consulting basis and is being paid a salary of $180,000 per year, Ms. Malone is currently employed on an at-will consulting basis and is being paid a salary of $120,000 per year. Mr. Sohn resigned from his position as the President of the Company and was being paid a salary of $60,000 per year before his resignation, Mr. Zielke resigned from his position as the Senior Vice President and General Counsel of the Company and was being paid a salary of $120,000 per year before his resignation. All other executives provide their services with no pay as a result of their equity ownership in the Company.

Outstanding Equity Awards at Fiscal Year-End

Since inception, we have not made any equity awards to any of our executive officers.

Long Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Director Compensation

Our directors receive no compensation for their service on our board of directors.

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

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 12, 2013, for: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of our Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our current named executive officers and directors as a group.

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

Unless otherwise noted, we believe that each beneficial owner named in the table has sole voting and investment power with respect to the shares shown, subject to community property laws where applicable. An asterisk (*) denotes beneficial ownership of less than one percent.

	Beneficial Ownership
Name(1)	Number of Shares	Percent of Class (2)
William Farley (3)	11,518,182	12.78%
Gonzalo Troncoso	6,933,174	7.69%
Trisha Malone	1,100,000	1.22%
Zirk Engelbrecht (4)	304,659	0.34%
William Hlavin (5)	5,366,667	5.95%
Richard Berman	1,000,000	1.11%
Robert Dickey (6)	6,447,059	7.15%
Todd Sluzas	200,000	0.22%

All current officers and directors as a group (eight persons)	32,869,741	36.46%

Larry Zielke	1,000,000	1.11%
Myoung Won Sohn	1,000,000	1.11%

All former officers and directors as a group	2,000,000	2.22%

Angelique de Maison	18,745,917	20.79%
Walker River Investments Corp.	6,567,131	7.28%

All 5% or greater beneficial owners	25,313,048	28.08%

(1) The address for each of the above noted individuals is c/o Lustros, Inc., 9025 Carlton Hills Blvd, Ste. A, Santee, CA, USA 92071.

(2) The percentage ownership reflected in the table is based on 90,153,286 shares of Common Stock outstanding as of April 12, 2013.

(3) Comprised of (i) 4,700,000 shares of Common Stock owned by Global Investment I, LLC, of which Mr. Farley is the member, (ii) 6,000,000 shares of Common Stock owned by LV Ventures, Inc., of which Mr. Farley is the sole stockholder and director.

(4) Includes 75,035 shares held by the Izak Zirk Engelbrecht Living Trust, of which Mr. Engelbrecht serves as a trustee.

(5) Includes 5,246,667 shares held by Bass Energy Inc., of which Mr. Hlavin is the President and Owner.

(6) Includes 1,268,415 shares held by Patriot Land Cash Balance Pension Plan and Trust, of which a company owned by Mr. Dickey is the trustee, and 5,178,644 shares held by Robert E. Dickey Childrens Irrevocable Trust which benefits Mr. Dickey's children.

Changes in Control

As previously disclosed, on February 29, 2012, Power-Save Energy Company, a Utah corporation, entered into an agreement to acquire all of the capital stock of Bluestone S.A. On March 9, 2012, pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) with Bluestone, S.A., a Chilean corporation (“BLUESTONE”), and the shareholders of BLUESTONE, S.A. (“BLUESTONE Shareholders’), the Company acquired 100% of the outstanding shares of common stock of Bluestone (the “Bluestone Stock”) from Bluestone Shareholders. In exchange for the Bluestone Stock, the Company issued 60,000,000 shares of its common stock to the Bluestone Shareholders. As a result of closing the transaction, Bluestone Shareholders now hold approximately 96.7% of the Company’s issued and outstanding common stock. This matter was reported on Form 8-K filed with the Commission on March 12, 2012.

Other than the foregoing, there are no current arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13 . CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of December 31, 2012, Mr. Troncoso and Mr. Sohn were officers of the Company and therefore not considered “independent” as defined by the Nasdaq Marketplace Rules. Therefore, Mr. Engelbrecht, Mr. Hlavin, Mr. Berman and Mr. Villegas were the only directors that are “independent” as defined by the Nasdaq Listing Rules.

Transactions with Related Persons

Suprafin Note

From February through December 2012, Suprafin, Ltd. (“Suprafin”) provided the Company a total of $3,171,381 in non-interest bearing unsecured demand loans to enable Bluestone to pay the balance of the purchase price for the Sulfatos Acquisition and for working capital purposes. Zirk Engelbrecht, currently a member of the Board of Directors, and formerly the Chief Executive Officer, of Lustros, is the owner of Suprafin. In April 2012 Suprafin assigned $570,988 of the loans to Walker River Investments, Corp (“Walker”). In May 2012, Suprafin agreed to convert $429,000 of these loans in exchange for entry into subscription to purhase100,000 shares of Series A Preferred Stock. As of December 2012, the Company had repaid an additional $1,385,464 of these loans, and the outstanding balance of these loans was $785,929.

Director Notes

From September through December 2012, the Company borrowed a total of $1,040,000 from Robert Dickey and Bill Hlavin, directors of Lustros, for working capital purposes. These loans are non-interest bearing, unsecured demand loans to be repaid from any future financing.

Related Party Stock Transactions

During the twelve months ended December 31, 2012, the Company has issued and sold and aggregate of 23,409,090 shares of Common Stock (including 175,000 shares of Series A Preferred Stock which were converted to 17,500,000 shares of Common Stock) to directors and executive officers as follows:

In April 2012, Lustros issued and sold in a private placement: (i) to Zirk Engelbrecht 100,000 shares of Series A Preferred Stock in consideration for cash of $429,000 at the rate of $4.29 per share which was then applied to the settlement of indebtedness to Suprafin, Ltd. in the amount of $429,000 (See Note 6 - Debt), which shares were issued and registered in the name of Zirk Engelbrecht; and (ii) to Gonzalo Troncoso 75,000 shares of Series A Preferred Stock for cash in the amount of $4.29 per share. At the time of these purchases, Mr. Engelbrecht was Chief Executive Officer of the Company and Mr. Troncoso was President and Chief Operating Officer of the Company.

In April 2012, Lustros issued and sold 5,000,000 shares of Common Stock in a private placement to two entities in consideration of $1,000,000 cash at the rate of $0.20 per share of which was then applied the settlement of indebtedness of $1,000,000. This indebtedness was working capital advances made by Angelique de Maison to Santa Teresa Minerals and assumed by Bluestone in the Sulfatos Acquisition. Ms. De Maison directed that 3,643,911 of these shares be issued in the name of Quatre Gats, an entity owned by Zirk Engelbrecht, Angelique de Maison, Gonzalo Troncoso and Trisha Malone, our Chief Financial Officer of the Company.

In June 2012, Lustros issued and sold to Angelique de Maison 181,818 shares of Common Stock in consideration of $100,000 cash at the rate of $0.55 per shares which was then applied to the settlement of $100,000 of debt. This indebtedness was the remaining working capital advances assumed by Bluestone in the Sulfatos Acquisition.

In July 2012, Lustros issued and sold 727,272 shares of its Common Stock to a director in a private placement at $0.55 per share or net proceeds from the offering of $400,000.

In November 2012, Mr. Engelbrecht converted 100,000 shares of Series A Preferred Stock into 10,000,000 shares of Common Stock and Mr. Troncoso converted 75,000 shares of Series A Preferred Stock into 7,500,000 shares of Common Stock.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

• Disclosing such transactions in reports where required;

• Disclosing in any and all filings with the SEC, where required;

• Obtaining disinterested directors consent; and

• Obtaining shareholder consent where required.

Revenue

During the period from inception (January 26, 2012) to December 31, 2012, the Company earned revenues of $54,902 of which $31,057 was earned from a one-time mining project completed for Casablanca Mining, the parent company of Santa Teresa Minerals, who was the prior owner of our subsidiary, Bluestone SA.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

De Joya Griffith LLC audited our financial statements from inceptions (January 26, 2012) to December 31, 2012. Aggregate fees billed to us by De Joya Griffith LLC for professional services rendered with respect to the period from inceptions (January 26, 2012) to December 31, 2012 were as follows:

Audit Fees	$31,250
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
$31,250

In the above tables, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

All audit related services, tax services and other services rendered by the Company’s principal accountant for the period from inception (January 26, 2012) to December 31, 2012 were pre-approved by the Company’s Board of Directors. The Board of Director has adopted a pre-approval policy that provides for the pre-approval of all of the services that were performed for the Company by its principal accountant.

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

The Company’s financial statements and related notes thereto are listed and included in this Annual Report as Exhibit 101. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit	Description
3.1(a)	Certificate of Incorporation. Incorporated by reference to the Registration Statement on Form 10-SB filed on April 4, 2000.
3.1(b)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference to the Registration Statement on Form 10-SB filed on April 4, 2000.
3.1(c)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference as part of our Quarterly Report on Form 10-QSB filed on November 14, 2002.
3.1(d)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference as part of our Current Report on Form 8-K filed on April 9, 2003.
3.1(e)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference as part of our Registration Statement on Form SB-2 filed on May 22, 2007.
3.1(f)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference as part of our Registration Statement on Form 10-QSB filed on May 21, 2012.
3.2	Bylaws. Incorporated by reference as part of our Quarterly Report on Form 10-QSB filed on May 21, 2012.
10.1	Share Exchange Agreement between Power-Save Company, Bluestone S.A. and the Bluestone S.A. Shareholders dated March 9, 2012. Incorporated by reference as part of Form 8-K filed on March 12, 2012.
10.2	Asset Purchase Agreement between Power-Save Energy Company/Lustros, Inc. and Michael Forster and SLO 3 Holdings, Inc. dated March 25, 2012. Incorporated by reference as part of our Quarterly Report on Form 10-QSB filed on August 20, 2012.
10.3	Amended and Restated Share Exchange Agreement between Lustros, Inc., Bluestone S.A. and the Bluestone S.A. Shareholders dated October 21, 2012. Incorporated by reference as part of Form 8-K filed on October 24, 2012.
10.4	Agreement between Procesamiento de Relaves Pudahuel Limitada dba Mineraltus Pudahuel Ltd., and Nueva Pudahuel S.A. dba Sociedad Minera dated October 18, 2012. Incorporated by reference as part of our Quarterly Report on Form 10-QSB filed on November 14, 2012.
16.1	Letter from Gruber & Company, LLC to the Securities and Exchange Commission regarding statements included in Form 8-K/A, incorporated by reference as part of Form 8-K/A filed on July 13, 2012.
21.1	Subsidiaries.*
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Annual Report on Form 10-K of Lustros, Inc. for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2012; (2) Statements of Operations for the year ended December 31, 2012; (3) Statements of Stockholders’ Equity for the year ended December 31, 2012; (4) Statements of Cash Flows for the years ended December 31, 2012; and (5) Notes to Financial Statements.

*Filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSTROS, INC.
Date: April 16, 2013	By: /s/ Trisha Malone Trisha Malone CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Farley William Farley	Chief Executive Officer (Principal Executive Officer), Director	April 16, 2013

/s/ Gonzalo Troncoso	President, Director	April 16, 2013
Gonzalo Troncoso

/s/ Zirk Engelbrecht	Director	April 16, 2013
Zirk Engelbrecht

/s/ Richard Berman	Director	April 16, 2013
Richard Berman

/s/ William Hlavin	Director	April 16, 2013
William Hlavin

/s/ Todd Sluzas	Director	April 16, 2013
Todd Sluzas

/s/ Martin Pajor	Director	April 16, 2013
Martin Pajor

