Form 10-Q
period 2013-03-31
Lustros Inc.
filed 2013-05-17
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 16, 2013 there are 90,153,286 shares of the registrant’s $0.001 par value Common Stock outstanding.

LUSTROS INC.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted or the context otherwise required, the words "we," "our," "us," or the "Company," refer to Lustros, Inc. (“Lustros”) and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX

Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	4

Consolidated Statements of Operations for the three months ended March 31, 2013, from inception (January 26, 2012) to March 31, 2012, and from inception (January 26, 2012) to March 31, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2013, from inception (January 26, 2012) to March 31, 2012, and for the period from inception (January 26, 2012) to March 31, 2013 (unaudited)	6

Notes to Consolidated Financial Statements	7

Lustros, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$149,062	$277,565
Other receivables	103	102
Prepaid expenses	225,676	224,777
Inventory	150,955	142,385
VAT tax receivable	631,717	573,541
Total current assets	1,157,513	1,218,369

Other Assets
Fixed assets, net	4,815,664	4,647,816
Mining property	3,767,718	3,720,011
Land	592,543	585,040
Congo right to use	360,000	360,000
Total other assets	9,535,925	9,312,867

TOTAL ASSETS	$10,693,438	$10,531,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,112,422	$1,000,500
Convertible note payable, net of $112,532 in unamortized discount	233,605	205,589
Notes payable	372,479	684,292
Notes payable - related party	2,047,438	1,825,929
Total current liabilities	3,765,944	3,716,310

Long term current Liabilities
Asset retirement obligations	412,428	396,474
Total long term liabilities	412,428	396,474

Total liabilities	4,178,372	4,112,784

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $.001 par value, 100,000,000 shares authorized, 90,153,286 and 88,369,618, issued and outstanding respectively	90,153	88,369
Additional paid-in capital	7,209,304	6,234,946
Non-controlling interest	1,794,133	2,005,189
Accumulated other comprehensive income	1,330,862	1,217,828
Deficit accumulated during development stage	(3,909,386)	(3,127,879)
Total stockholders' equity	6,515,066	6,418,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,693,438	$10,531,236

See notes to consolidated financial statements.

Lustros, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31, 2013	Inception, (January 26, 2012) to March 31, 2012 (Restated)	Inception, (January 26, 2012) to March 31, 2013

Revenue	$–	$20,886	$54,902
Cost of goods sold	–	–	–
Gross profit	–	20,886	54,902

Operating expenses
General and administrative	239,959	472,388	2,290,757
Depreciation	31,029	15,146	116,741
Payroll	400,956	(27,091)	1,841,925
Legal and accounting	73,189	1,659	601,667
Mining costs	21,353	27,421	209,102
Research & development	49	376	76,917
Total operating expenses	766,535	489,899	5,137,109

Loss from continued operations	(766,535)	(469,013)	(5,082,207)

Interest expense	(226,028)	–	(297,349)

Net loss	$(992,563)	$(469,013)	$(5,379,556)

Net loss attributable to non-controlling interest	$(211,056)	$(180,861)	$(1,470,170)
Net loss attributable to Lustros, Inc.	$(781,507)	$(288,152)	$(3,909,386)

Loss per share, basic	$(0.01)	$(0.02)

Weighted average common shares outstanding, basic	89,018,101	23,765,517

Consolidated Statements of Comprehensive Income (Loss)

	For the three months ended March 31, 2013	Inception, (January 26, 2012) to March 31, 2012 (Restated)	Inception, (January 26, 2012) to March 31, 2013

Net loss	$(992,563)	$(469,013)	$(5,379,556)

Gain/(loss) on foreign currency conversion	113,034	(1,217,828)	1,330,862

Total comprehensive loss	$(879,529)	$(1,686,841)	$(4,048,694)

See notes to consolidated financial statements.

Lustros, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31, 2013	Inception (January 26, 2012) to March 31, 2012 (Restated)	Inception, (January 26, 2012) to March 31, 2013

Cash flows from operating activities
Net loss	$(992,563)	$(469,013)	$(5,379,556)
Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	31,029	15,146	116,741
Amortization of original issued discount	183,169	–	248,758
Cash used in operations
Increase in accrued interest included in notes payable	5,732	–	11,464
Increase in notes receivable	–	(86,673)	–
Decrease/(increase) in prepaid expenses	(897)	(342,207)	(177,151)
Decrease/(increase) in inventory	(8,571)	–	(8,571)
Decrease/(increase) in tax receivable	(58,177)	–	(58,177)
Increase in asset retirement obligation	15,954	–	30,814
Increase/(decrease) in accounts payable	111,922	(283,310)	1,045,624
Total cash used in operations	(712,402)	(1,166,057)	(4,170,054)

Cash flows from investing activities
Acquisition of Sulfatos Chile by Bluestone	–	892,294	892,294
Cash received in Power Save merger	–	38,572	38,572
Disposal of Power Save operations	–	(20,642)	(20,642)
Purchase of fixed assets	(139,510)	(71,519)	(970,186)
Total cash used in investing activities	(139,510)	838,705	(59,962)

Cash from financing activities
Proceeds from notes payable	–	–	79,454
Repayment of notes payable	(40,587)	–	(86,850)
Proceeds from notes payable, related parties	221,509	1,670,988	3,332,890
Repayment of notes payable, related parties	–	(1,670,988)	(1,385,464)
Proceeds from the issuance of stock	550,000	–	2,471,000
Total cash provided by financing activities	730,922	–	4,411,030

Effect of foreign currency exchange rate on cash	(7,513)	833,025	(31,952)

INCREASE/(DECREASE) IN CASH	(128,503)	505,673	149,062

BEGINNING CASH	277,565	–	–

ENDING CASH	$149,062	$505,673	$149,062

Supplemental disclosure of cash flow information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Related party notes transferred to convertible notes	$(270,988)	$–	$(570,988)
Shares issued in conversion on convertible note	$426,141	$–	$586,141
Related party notes settled with subscription to common stock	$–	$–	$1,100,000
Related party notes settled with subscription to preferred stock	$–	$–	$429,000
Net assets acquired in reverse merger with Power Save	$–	$(63,207)	$(63,207)
Net assets acquired in Sulfatos Chile acquisition	$–	$5,068,464	$5,068,464
Net assets disposed of in Power Save sale	$–	$62,138	$62,138
Effet of reverse merger with Power Save	$–	$(24,635)	$(24,635)
Contributed capital in Sulfatos Chile acquisition	$–	$2,696,455	$2,696,455
Contributed capital in Power Save sale	$–	$41,496	$41,496

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

On March 25, 2012, the Company sold the assets (including the "Power-Save" name) of its renewable energy and energy savings product business in which it had engaged prior to the Bluestone Acquisition, to the former management of the Company (the "Power Save Sale"). See Note 4 - Bluestone Acquisition and Power Save Sale.

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

Restatement

Upon completion of the Company’s June 30, 2012 consolidated financial statements, accounting errors were discovered that required the restatement of amounts previously reported on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of March 31, 2012. The Company’s consolidated financial statements as of March 31, 2012 included the 60% controlling interests only for our subsidiary, Sulfatos, from its inception date of September 15, 2010. It was later determined that the consolidated financial statements should have instead reflected the inception date of Bluestone, which was January 26, 2012 and should have included both the controlling interest as well as the minority interest and should have included income/loss attributable to the Company and income/loss attributable to minority interests.

As of June 30, 2012 our consolidated financial statements were restated in accordance with generally accepted accounting principles, to include the controlling and non-controlling interests of the subsidiaries we control, Sulfatos and Mineraltus, into our financial statements. As such, all assets and liabilities of Sulfatos and Mineraltus are shown on our Consolidated Balance Sheets with the non-controlling interest reflected as a component of stockholders’ equity on and non-controlling interests in Sulfatos and Mineraltus are reflected as income attributable to minority interests in our Consolidated Statements of Operations and as a component of stockholders’ equity on our Consolidated Balance Sheet.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations as of March 31, 2012:

	Three Months Ended March 31, 2012			Inception (January 26, 2012) to March 31, 2012
	As previously reported	Error correction		As restated

Revenue	$12,532	$8,354	(a)(b)	$20,886
Gross profit	12,532	8,354		20,886

Operating expenses
General and administrative	398,835	73,553	(a)(b)	472,388
Depreciation	–	15,146	(a)(b)	15,146
Payroll	–	(27,091)	(a)(b)	(27,091)
Legal and accounting	1,633	26	(a)(b)	1,659
Mining costs	12,775	14,646	(a)(b)	27,421
Research and development	3,445	(3,069)	(a)(b)	376
Total expenses	416,688	73,211		489,899

Ordinary loss from continued operations	(404,156)	(64,857)		(469,013)

Loss from discontinued operations	18,903	(18,903)	(a)(b)	–

Net loss	$(385,253)	$(83,760)		$(469,013)

Net loss attributable to minority interest		$(180,861)	(c)	$(180,861)
Net loss attributable to Lustros, Inc.		$(288,152)	(c)	$(288,152)
Loss per share, basic	$(0.02)			$(0.02)
Weighted average common share, basic	18,021,261			23,765,517

(a) Record 100% of expenses for subsidiary rather than 60% controlling interest.
(b) Adjust expenses from 1/1/2012 to 1/26/2012, the inception date of Bluestone.
(c) Reclassify 40% minority interest in subsidiary.

The following is a summary of the impact of these restatements on the Company’s Statement of Cash Flows as of March 31, 2012:

	Sulfatos Inception (September 15, 2010) to March 31, 2012			Bluestone Inception (January 26, 2012) to March 31, 2012
	As previously reported	Error correction		As restated

Cash flows from operating activities
Net loss	$(964,128)	$495,115	(b)(c)	$(469,013)
Non-cash transactions to reconcile cash used in operations
Loss from discontinued operations	(18,903)	18,903	(b)(c)	–
Depreciation and amortization	–	15,146	(e)	15,146
Cash used in operations
Increase in notes receivable	(52,004)	(34,669)	(a)	(86,673)
Decrease/(increase) in prepaid expenses	(663,990)	321,783	(a)	(342,207)
Increase/(decrease) in accounts payable	327,236	(610,546)	(a)	(283,310)
Total cash used in operations	(1,371,789)	205,732		(1,166,057)

Cash flows from investing activities
Acquisition of Sulfatos Chile by Bluestone	–	892,294	(a)	892,294
Cash received in Power Save merger	–	38,572	(a)	38,572
Disposal of Power Save operations	–	(20,642)	(a)	(20,642)
Purchase of fixed assets	(4,432,817)	4,361,298	(a)(e)	(71,519)
Total cash used in investing activities	(4,432,817)	5,271,522		838,705

Cash from financing activities
Proceeds from notes payable, related parties	–	1,670,988	(f)	1,670,988
Repayment of notes payable, related parties	–	(1,670,988)	(f)	(1,670,988)
Proceeds from the issuance of stock	6,158,558	(6,158,558)	(a)	–
Total cash provided by financing activities	6,158,558	(6,158,558)		–

Effect of foreign currency exchange rate on cash	(50,548)	883,573	(c)	833,025

INCREASE/(DECREASE) IN CASH	303,404	202,269)	(a)	505,673

BEGINNING CASH	–	–		–

ENDING CASH	$303,404	$202,269		$505,673

(a) Record 100% of assets and liabilities for subsidiary rather than 60% controlling interest.

(b) Record 100% of expenses for subsidiary rather than 60% controlling interest.

(c) Adjust expenses from 1/1/2012 to 1/26/2012, the inception date of Bluestone.

(d) Reclassify 40% minority interest in subsidiary.

(e) Reclassify note payable previously included in accounts payable.

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

Foreign Currency Translation

The Company records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters. The functional currency of Bluestone and its subsidiaries is the Chilean Peso ("CLP"). Assets and liabilities of Bluestone and its subsidiaries are translated into United States dollars at the exchange rates as of the balance sheet dates. Revenues and expenses of Bluestone and its subsidiaries are translated into United States dollars at average exchange rates in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of other comprehensive income (loss), included as a separate item in the balance sheet.

For purposes of these consolidated financial statements: (i) the exchange rate was $472.54 CLPs to 1 US dollar at March 31, 2013; and (ii) the average exchange rates were $475.57 CLPs to 1 US dollar during the three months ended March 31, 2013.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and accounts payable and notes payable. At March 31, 2013, the carrying cost of these instruments approximated their fair value. The authoritative guidance for fair values establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Inventory

Inventory, which consists primarily of raw copper ore and copper sulfate, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company evaluates the need to record adjustments for impairment of inventory. As of March 31, 2013, the Company has not needed to adjust for impairment.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Land is not depreciated.

Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to five years. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. The depreciation methods, and estimated remaining useful lives are reviewed at least annually. If property and equipment are classified as held for sale, it is reviewed for impairment annually. The impairment charged to the income statement is the excess of the carrying value of the property and equipment over its expected fair value less costs to sell. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

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

Asset Retirement Obligation

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, the Company estimates that an asset retirement obligation of $412,428 exists. Accordingly, a liability for this amount has been included in accounts payable and accrued liabilities.

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

Going Concern

The Company’s financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $3,909,386 as of March 31, 2013.  These factors affect the Company’s ability to continue as a going concern.

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

Had the Sulfatos Chile Acquisition taken place on January 1, 2012, results of operations would have reflected the following pro forma amounts for the three months ended March 31, 2012 as compared to March 31, 2013:

	Three Months Ended March 31,
	2012					2013
	Lustros, Inc.	Sulfatos Chile		Purchase	Pro
	Actual	Actual	Consolidated	Adjustments	Forma	Consolidated
Revenues	$–	$20,886	$20,886	$–	$20,886	$–
Operating expenses	16,861	473,038	489,899	212,807	702,706	766,535
Interest expense	–	–	–	–	–	226,028
Net loss	$(16,861)	$(452,152)	$(469,013)	$(212,807)	$723,592	$992,563

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

Note 5 – The Congo Project

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

Note 6 – Property and Equipment

The Company acquired property and equipment with a historical cost value of $7,331,655 in the Sulfatos Acquisition in March 2012. See Note 3 - Sulfatos Acquisition. The following table sets forth our property and equipment at the dates indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives. The Company recognized depreciation expense of $31,029 for the three months ended March 31, 2013, $15,146 from inception (January 26, 2013) to March 31, 2012, and $116,741 for the period from inception to March 31, 2013.

	March 31, 2013	December 31, 2012

Buildings	$166,839	$164,726
Furniture & fixtures	24,331	24,023
Vehicles	133,060	131,376
Mining equipment	430,229	423,453
Plants/property improvements	4,116,872	3,928,356
Computers	37,478	37,018
Lab equipment	66,518	65,675
Total fixed assets	$4,975,327	$4,774,626
Less depreciation	(159,663)	(126,810)
Net fixed assets	$4,815,664	$4,647,816

Land	$592,543	$585,040
Congo right to use	$360,000	$360,000
Mining property	$3,767,718	$3,720,011
Net property and equipment	$9,535,925	$9,312,867

Note 7 – Debt

The following table sets forth the outstanding indebtedness of the Company at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheet:

Description	Total Due at March 31, 2013	Total Due at December 31, 2012
Related party notes
Suprafin, Ltd.	$973,438	$785,929
Global Investments I	34,000	–
Robert Dickey	540,000	540,000
Bass Energy	500,000	500,000
Total related party notes payable	$2,047,438	$1,825,929

Notes payable
Banco de Chile Loan	$–	$45,541
Walker River Investments	–	270,988
Land Purchase Balance	372,479	367,763
Total notes payable	$372,479	$684,292

Convertible notes
Magna Group LLC	$233,605	$205,589
Total beneficial conversion liability	$233,605	$205,589

From February 2012 through March 2013, Suprafin, Ltd. (“Suprafin”) provided the Company a total of $3,358,890 in non-interest bearing unsecured demand loans to enable Bluestone to pay the balance of the purchase price for the Sulfatos Acquisition and for working capital purposes. Zirk Engelbrecht, currently a member of the Board of Directors, and formerly the Chief Executive Officer, of Lustros, is the owner of Suprafin. In April 2012 Suprafin assigned $570,988 of the loans to Walker River Investments, Corp (“Walker”). In May 2012, Suprafin agreed to cancel $429,000 of these loans in exchange for 100,000 shares of Series A Preferred Stock. As of March 31, 2013, the Company had repaid an additional $1,385,464 of these loans, and the outstanding balance of these loans was $973,438, $187,509 represented the additional advances made by Suprafin, Ltd. during the three month period ended March 31, 2013.

In December 2012, Walker sold $300,000 of their loans to Magna Group LLC (“Magna”) in three increments of $100,000 each, and the Company issued to Magna a series of convertible notes (the “Magna Notes”) for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes are convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor choses to exercise the reset. We have evaluated original issue discount feature derived from the conversion option of this note as of March 31, 2013 and deemed it to be $180,000. Magna chose to convert $100,000 as of December 31, 2012 which represented a $160,000 value with the debt discount of these Magna Notes into 177,714 shares of Common Stock. As of March 31, 2013, Magna chose to convert the remaining $200,000 which represented a $322,141 value with the debt discount and $2,141 interest of these Magna Notes into 604,357 shares of Common Stock. During the three month period ended March 31, 2013, we recognized $120,803 in amortized debt discount related to these Magna Notes. The amount was recorded as interest expense.

In January and February 2013, Walker sold an additional $270,988 of their loans to Magna in two increments of $125,000 and $145,988, and the Company issued to Magna a series of convertible Magna Notes for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes are convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor choses to exercise the reset. As of March 31, 2013, Magna chose to convert $65,000 of the $125,000 loan which represented a $104,000 value with the debt discount into 179,311 shares of Common Stock. The total balance due to Magna, including accrued interest of $16,557, was $233,605, net of unamortized debt discount of $112,532 as of March 31, 2013. As of March 31, 2013, we recognized $183,169 in amortized debt discount related to these Magna Notes. The amount was recorded as interest expense.

From September through December 2012, the Company borrowed a total of $1,040,000 for working capital purposes from Robert Dickey, currently an alternate member of the Board of Directors and Bass Energy. Bill Hlavin, currently a member of the Board of Directors is the owner of Bass Energy. These loans are non-interest bearing, unsecured demand loans. These loans are personally guaranteed by Zirk Engelbrecht.

From January through March 2013, the Company borrowed a total of $34,000 for working capital purposes from Global Investments I LLC. William Farley, currently our Chief Executive Officer and a member of the Board of Directors is the owner of Global Investments I, LLC. These loans are non-interest bearing, unsecured demand loans.

In April 2012, Sulfatos borrowed $40,500,223 CLP, or approximately $79,454 US dollars, from Banco de Chile for working capital purposes. This loan bears interest at the rate of 13.43% per annum and is due on March 31, 2013. Monthly payments of principal and interest in the amount of $7,343,229 CLP, or approximately $15,608 US dollars, commenced on October 1, 2012. As of March 31, 2013, the outstanding balance of this loan had been paid in full. The company paid $3,559,151 CLP, or approximately $7,532 US dollars in interest expense related to these notes.

Sulfatos currently owes $176,011,132 CLP, or approximately $372,479 US dollars, for the last two payments of the land acquired in the first quarter of 2011.

Note 8 – Stockholders’ Equity

The authorized capital stock of Lustros consists of 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value of $0.001 per share, designated “Series A Preferred Stock.” Each share of Series A Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock and is entitled to 100 votes per share on all matters submitted to the shareholders of Lustros. At March 31, 2013, there were outstanding 90,153,286 shares of Common Stock and no shares of Series A Preferred Stock.

In January 2013 through March 2013, Magna converted $265,000 of their loans and $1,338 in accrued interest valued at $426,141 with the debt discount into 783,668 shares of Common Stock, See Note 7 – Debt.

On March 1, 2013, the Company and Global Investments I, LLC (“Global”) entered into a Stock Purchase Agreement, whereby Global agreed to purchase 818,182 shares of Common Stock at a purchase price of $0.55 per share for total proceed of $450,000.

On March 1, 2013, the Company and Angelique de Maison (“de Maison”) entered into a Stock Purchase Agreement, whereby de Maison agreed to purchase 181,818 shares of Common Stock at a purchase price of $0.55 per share for total proceeds of $100,000.

Note 9 – Related Party Transactions

From February 2012 through March 2013, Suprafin provided the Company a total of $3,358,890 in non-interest bearing unsecured demand loans. Zirk Engelbrecht, currently a member of the Board, and formerly the Chief Executive Officer, of the Company is the owner of Suprafin. As of March 31, 2013, the outstanding balance of these loans was $973,438. See Note 7 - Debt.

From September through December 2012, the Company borrowed a total of $1,040,000 from two directors for working capital purposes at Sulfatos. Mr. Engelbrecht is a guarantor of these loans. See Note 7 - Debt.

From January through March 2013, the Company borrowed a total of $34,000 for working capital purposes from the Company’s Chief Executive Officer. See Note 7 - Debt.

From inception (January 26, 2012) to March 31, 2013, the Company has issued and sold an aggregate of 25,136,363 shares of Common Stock (including 175,000 shares of Series A Preferred Stock which were converted to 17,500,000 shares of Common Stock) to directors and executive officers. See Note 8 – Stockholders’ Equity.

Note 10 – Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended March 31, 2013 was filed and has found the following events to report:

On April 22, 2013 the Board of Directors of the Company approved the sale of up to 100,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $10.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series A Shares have been  offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering is June 30, 2013, and a total of 75,000 Series “A” Shares for a total of $750,000 have been subscribed for to date.  The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever.

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

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at March 31, 2013 except for Sulfatos and Mineraltus, which we control. Due to the structure of our ownership interests in Sulfatos and Mineraltus, in accordance with generally accepted accounting principles, we consolidate the financial statements of Sulfatos and Mineraltus into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in Sulfatos and Mineraltus are reflected as income attributable to minority interests in our consolidated statements of operations and as a component of stockholders’ equity on our consolidated balance sheet. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of Sulfatos and Mineraltus, adjusted for non-controlling interests in Sulfatos and Mineraltus. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

RESULTS OF OPERATIONS - Three Months Ended March 31, 2013 and From Inception (January 26, 2012) to March 31, 2012

The following discusses results of operations for the three months ended March 31, 2013 and from Inception (January 26, 2012) to March 31, 2012.

Revenue for the three months ended March 31, 2013 was $0 compared to $20,886 from Inception (January 26, 2012) to March 31, 2012, all of which was derived from the sale of copper and copper sulfate. Gross profit for the three months ended March 31, 2013 and from Inception (January 26, 2012) to March 31, 2012 was $0 and $20,886 respectively. We expect revenues to increase significantly after the full scale launch of our copper sulfate production facility later this year.

Operating expenses for the three months ended March 31, 2013 were $766,535 compared to $489,899 from Inception (January 26, 2012) to March 31, 2012. Operating expenses were primarily associated with the operations of Sulfatos in the ordinary course of business as well as legal and accounting expenses required by a public company.

Due to the losses during the period the Company has not recorded a provision for income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

As of March 31, 2013 our current liabilities exceeded our current assets by $2,608,431. Through March 31, 2013, we generated cash in the amount of $550,000 from the sale of stock and $180,922 from loans, net of loans repaid or cancelled in exchange for capital stock.

Cash Requirements

During the next twelve months, the Company plans to satisfy its cash requirements by income from operations, loans and the sale of debt and equity securities. There can be no assurance that the Company will be successful in raising the capital it requires through loans or the sale of securities. While directors, officers, and principal shareholders provided funding to the Company through March 31, 2013, they have no commitment to provide additional funding.

Sulfatos Chile

The Company acquired property and equipment owned by Sulfatos Chile with a historical cost value of $7,331,655 in the Bluestone Acquisition in March 2012.  The Company has spent an additional $1.2M in property, plant and equipment purchases as of March 31, 2013 toward the completion of the copper sulfate processing plant in Puerto Oscuro, Chile.  We expect the plant will be completed by end of the second quarter of 2013 and expect it will cost an additional $350,000 in capital expenditures to complete.

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

Based upon the required evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

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

The Company is engaged in litigation in the Supreme Court of the State of New York in the County of Westchester, Index No. 11139/2009, in the matter Steeneck v. Power-Save and Engelbrecht. The claim was brought before the Court on or about May 8, 2009, although the defendants were never notified of the action until September 2012. Putting aside pleading in the alternative (duplicative claims under different legal theories for the same acts/omissions to act) the claim appears to be for approximately $200,000. As reported on Form 8-K filed with the Commission on January 18, 2013, the Company was informed that on January 10, 2013 the Court filed and entered a Decision & Order stating that the statute of limitations of the action had expired and that the plaintiff is not entitled to the relief that was sought. The plaintiff’s motion was denied and the case is now marked as disposed by the court.

Other than the foregoing, we know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

There are no material changes to risk factors from those included in our Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2013 through March 2013, Magra converted $265,000 of their loans and $1,338 in accrued interest valued at $426,141 with the debt discount into 783,668 shares of Common Stock.

On March 1, 2013, the Company and Global Investments I, LLC (“Global”) entered into a Stock Purchase Agreement, whereby Global agreed to purchase 818,182 shares of Common Stock at a purchase price of $0.55 per share or net proceeds of $450,000. More information regarding this agreement can be found in the Company’s Form 8-K filed with the Commission on March 7, 2013.

On March 1, 2013, the Company and Angelique de Maison (“de Maison”) entered into a Stock Purchase Agreement, whereby de Maison agreed to purchase 181,818 shares of Common Stock at a purchase price of $0.55 per share or net proceeds of $100,000. More information regarding this agreement can be found in the Company’s Form 8-K filed with the Commission on March 7, 2013.

These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as transactions not involving a public offering. The purchasers represented to the Company that they were "accredited investors" and made customary investment representations.

No underwriting discounts or commissions were paid in connection with these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. MINE SAFETY DISCLOSURE

Nothing to report.

ITEM 5. OTHER INFORMATION

Upon completion of the Company’s June 30, 2012 consolidated financial statements, accounting errors were discovered that required the restatement of amounts previously reported on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of March 31, 2012. The Company’s consolidated financial statements as of March 31, 2012 included the 60% controlling interests only for our subsidiary, Sulfatos, from its inception date of September 15, 2010. It was later determined that the consolidated financial statements should have instead reflected the inception date of Bluestone, which was January 26, 2012 and should have included both the controlling interest as well as the minority interest and should have included income/loss attributable to the Company and income/loss attributable to minority interests.

As of June 30, 2012 our consolidated financial statements were restated in accordance with generally accepted accounting principles, to include the controlling and non-controlling interests of the subsidiaries we control, Sulfatos and Mineraltus, into our financial statements. As such, all assets and liabilities of Sulfatos and Mineraltus are shown on our Consolidated Balance Sheets with the non-controlling interest reflected as a component of stockholders’ equity on and non-controlling interests in Sulfatos and Mineraltus are reflected as income attributable to minority interests in our Consolidated Statements of Operations and as a component of stockholders’ equity on our Consolidated Balance Sheet.

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet as of March 31, 2012:

	As previously reported	Error correction		As restated
ASSETS
Current Assets
Cash	$303,404	$202,270	(a)	$505,673
Note receivable	52,004	34,670	(a)	86,673
Prepaid expenses	663,990	442,660	(a)	1,106,650
Total current assets	1,019,397	679,599		1,698,996

Non-Current Assets
Intangible assets, net of impairment	4,462,000	(4,462,000)	(a)	–
Fixed asset, net	4,432,817	2,955,211	(a)	7,388,028
Total non-current assets	8,894,817	(1,506,789)		7,388,028

TOTAL ASSETS	$9,914,214	$(827,190)		$9,087,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$327,236	$(161,643)	(a)(e)	$165,593
Notes payable	–	379,800	(a)(e)	379,800
Notes payable - related party	2,200,000	–		2,200,000
Total liabilities	2,527,236	218,157		2,745,393

Stockholders' Equity
Common stock, $.001 par value, 100,000,000 shares authorized,
62,856,426 issued and outstanding	62,857	(1)		62,856
Additional paid-in capital	10,460,377	(7,809,917)	(a)	2,650,460
Minority interest	–	3,264,303	(d)	3,264,303
Accumulated other comprehensive income	(2,172,129)	3,005,154	(a)	833,025
Deficit accumulated during development stage	(964,128)	495,115	(c)(b)	(469,013)
Total stockholders' equity	7,386,978	(1,045,347)		6,341,631

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,914,214	$(827,190)		$9,087,024

(a) Record 100% of assets and liabilities for subsidiary rather than 60% controlling interest.

(b) Record 100% of expenses for subsidiary rather than 60% controlling interest.

(c) Adjust expenses from 1/1/2012 to 1/26/2012, the inception date of Bluestone.

(d) Reclassify 40% minority interest in subsidiary.

(e) Reclassify depreciation and amortization previously recorded in fixed assets.

(f) Separate proceeds and repayment of notes payable previously net against each other.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations as of March 31, 2012:

	Three Months Ended March 31, 2012			Inception (January 26, 2012) to March 31, 2012
	As previously reported	Error correction		As restated

Revenue	$12,532	$8,354	(a)(b)	$20,886
Gross profit	12,532	8,354		20,886

Operating expenses
General and administrative	398,835	73,553	(a)(b)	472,388
Depreciation	–	15,146	(a)(b)	15,146
Payroll	–	(27,091)	(a)(b)	(27,091)
Legal and accounting	1,633	26	(a)(b)	1,659
Mining costs	12,775	14,646	(a)(b)	27,421
Research and development	3,445	(3,069)	(a)(b)	376
Total expenses	416,688	73,211		489,899

Ordinary loss from continued operations	(404,156)	(64,857)		(469,013)

Loss from discontinued operations	18,903	(18,903)	(a)(b)	–

Net loss	$(385,253)	$(83,760)		$(469,013)

Net loss attributable to minority interest		$(180,861)	(c)	$(180,861)
Net loss attributable to Lustros, Inc.		$(288,152)	(c)	$(288,152)

Loss per share, basice	$(0.02)			$(0.02)
Weighted average common shares, basic	18,021,261			23,765,517

(a) Record 100% of expenses for subsidiary rather than 60% controlling interest.

(b) Adjust expenses from 1/1/2012 to 1/26/2012, the inception date of Bluestone.

(c ) Reclassify 40% minority interest in subsidiary.

The following is a summary of the impact of these restatements on the Company’s Statement of Cash Flows as of March 31, 2012:

	Sulfatos Inception (September 15, 2010) to March 31, 2012			Bluestone Inception (January 26, 2012) to March 31, 2012
	As previously reported	Error correction		As restated

Cash flows from operating activities
Net loss	$(964,128)	$495,115	(b)(c)	$(469,013)
Non-cash transactions to reconcile cash used in operations
Loss from discontinued operations	(18,903)	18,903	(b)(c)	–
Depreciation and amortization	–	15,146	(e)	15,146
Cash used in operations
Increase in notes receivable	(52,004)	(34,669)	(a)	(86,673)
Decrease/(increase) in prepaid expenses	(663,990)	321,783	(a)	(342,207)
Increase/(decrease) in accounts payable	327,236	(610,546)	(a)	(283,310)
Total cash used in operations	(1,371,789)	205,732		(1,166,057)

Cash flows from investing activities
Acquisition of Sulfatos Chile by Bluestone	–	892,294	(a)	892,294
Cash received in Power Save merger	–	38,572	(a)	38,572
Disposal of Power Save operations	–	(20,642)	(a)	(20,642)
Purchase of fixed assets	(4,432,817)	4,361,298	(a)(e)	(71,519)
Total cash used in investing activites	(4,432,817)	5,271,522		838,705

Cash from financing activities
Proceeds from notes payable, related parties	–	1,670,988	(f)	1,670,988
Repayment of notes payable, related parties	–	(1,670,988)	(f)	(1,670,988)
Proceeds from the issuance of stock	6,158,558	(6,158,558)	(a)	–
Total cash provided by financing activities	6,158,558	(6,158,558)		–

Effect of foreign currency exchange rate on cash	(50,548)	883,573	(c)	833,025

INCREASE/(DECREASE) IN CASH	303,404	202,269	(a)	505,673

BEGINNING CASH	–	–		–

ENDING CASH	$303,404	$202,269		$505,673

(a) Record 100% of assets and liabilities for subsidiary rather than 60% controlling interest.

(b) Record 100% of expenses for subsidiary rather than 60% controlling interest.

(c ) Adjust expenses from 1/1/2012 to 1/26/2012, the inception date of Bluestone.

(d ) Reclassify 40% minority interest in subsidiary.

(e ) Reclassify note payable previously included in accounts payable.

Resignation of Officers

•	On January 29, 2013, Gonzalo Troncoso resigned his position as Chief Executive Officer of the Company. His resignation from the Chief Executive Officer position is not the result of a disagreement with the Company.
•	On January 29, 2013, Myoung Won Sohn resigned his position as President of the Company. His resignation from the President position is not the result of a disagreement with the Company.
•	On January 29, 2013 Larry A. Zielke resigned his position as Senior Vice President and General Counsel of the Company. His resignation from the Senior Vice President and General Counsel positions is not the result of a disagreement with the Company.

Appointment of Officers

•	On January 29, 2013, William Farley was appointed Chief Executive Officer of the Company.
•	On January 29, 2013, Gonzalo Troncoso was appointed President of the Company.

Resignation of Directors

•	On January 29, 2013, the Board of Directors accepted the resignations of Myoung Won Sohn and Juan Carlos Camus Villegas as members of the Board of Directors. None of these resignations are the result of a disagreement with the Company.

On January 29, 2013 the size of the Board of Directors was set at seven members.

Appointment of Directors

•	On January 29, 2013, William Farley was appointed as a member of the Board of Directors and its Chairman.
•	On January 29, 2013, Todd Sluzas was appointed as a member of the Board of Directors.
•	On January 29, 2013, Martin Pajor was appointed as a member of the Board of Directors.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit
10.01	Stock Purchase Agreement Lustros, Inc. and Global Investments I, LLC dated March 1, 2013. Incorporated by reference as part of Form 8-K filed with the Commission on March 7, 2013
10.02	Stock Purchase Agreement Lustros, Inc. and Angelique de Maison dated March 1, 2013. Incorporated by reference as part of Form 8-K filed with the Commission on March 7, 2013
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*Filed with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSTROS, INC.

Dated: May 16, 2013	/s/ William Farley
By: William Farley Its: Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2013	/s/ Trisha Malone
By: Trisha Malone Its: Chief Financial Officer (Principal Financial Officer)

