Form 10-Q
period 2013-06-30
Lustros Inc.
filed 2013-08-19
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 15, 2013 there were 90,984,629 shares of the registrant’s $0.001 par value Common Stock outstanding.

LUSTROS INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Lustros Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Included in these factors are our risk factors included in our Form 10-K for the year ended December 31, 2012. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted or the context otherwise required, the words "we," "our," "us," or the "Company," refer to Lustros, Inc. (“Lustros”) and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX

Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	5

Consolidated Statements of Operations for the three and six months ended June 30, 2013, for the three months ended June 30, 2012, from inception (January 26, 2012) to June 30, 2012, and from inception (January 26, 2012) to June 30, 2013 (unaudited)	6

Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2013, for the three months ended June 30, 2012, and from inception (January 26, 2012) to June 30, 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2013 from inception (January 26, 2012) to June 30, 2012, and for the period from inception (January 26, 2012) to June 30, 2013 (unaudited)	7

Notes to Consolidated Financial Statements	8

Lustros, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$100,897	$277,565
Other receivables	96	102
Prepaid expenses	227,978	224,777
Inventory	157,622	142,385
VAT tax receivable	625,342	573,541
Total current assets	1,111,934	1,218,369

Non-Current Assets
Fixed asset, net	4,637,281	4,647,816
Mining property	3,533,516	3,720,011
Land	555,710	585,040
Congo right to use	360,000	360,000
Total non-current assets	9,086,507	9,312,867

TOTAL ASSETS	$10,198,442	$10,531,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,134,175	$1,000,500
Convertible note payable, net of unamortized discount of $305,683 and $141,411 respectively	420,254	205,589
Notes payable	349,325	684,292
Notes payable - related party	1,198,849	1,825,929
Total current liabilities	3,102,603	3,716,310

Long Term Liabilities
Embedded derivative liability	1,761,404	–
Asset retirement obligations	397,351	396,474
Total long term liabilities	2,158,755	396,474

Total liabilities	5,261,358	4,112,784

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 142,200 and no shares issued and outstanding respectively	142	–
Common stock, $.001 par value, 100,000,000 shares authorized, 90,361,982 and 88,369,618 issued and outstanding respectively	90,362	88,369
Additional paid-in capital	6,698,955	6,234,946
Non-controlling interest	1,523,469	2,005,189
Accumulated other comprehensive income	917,847	1,217,828
Deficit accumulated during development stage	(4,293,691)	(3,127,879)
Total stockholders' equity	4,937,084	6,418,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,198,442	$10,531,236

See notes to consolidated financial statements.

Lustros, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended	Inception, (January 26, 2012) to	Inception, (January 26, 2012) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$–	$31,057	$–	$51,943	$54,902
Cost of goods sold	–	–	–	–	–
Gross profit	–	31,057	–	51,943	54,902

Operating expenses
General and administrative	351,698	467,343	591,657	939,731	2,642,455
Depreciation	86,098	16,781	117,127	31,927	202,839
Payroll	382,041	625,778	782,997	598,687	2,223,966
Legal and accounting	81,384	98,294	154,573	99,953	683,051
Mining costs	10,981	41,935	32,334	69,356	220,083
Research & development	616	3,312	665	3,688	77,533
Total expenses	912,818	1,253,443	1,679,353	1,743,342	6,049,927

Loss from continued operations	(912,818)	(1,222,386)	(1,679,353)	(1,691,399)	(5,995,025)

Net change in fair value of deemed derivative liability	266,594	–	266,594	–	266,594
Interest expense	(8,745)	(1,165)	(234,773)	(1,165)	(306,094)

Net loss	$(654,969)	$(1,223,551)	$(1,647,532)	$(1,692,564)	$(6,034,524)

Net loss attributable to minority interest	$(270,664)	$(342,684)	$(481,720)	$(523,545)	$(1,740,834)
Net loss attributable to Lustros, Inc.	$(384,305)	$(880,867)	$(1,165,812)	$(1,169,019)	$(4,293,691)

Loss per share, basic	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average common shares, basic	90,304,649	62,931,351	89,496,526	46,172,640

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended		For the Six Months Ended	Inception, (January 26, 2012) to	Inception, (January 26, 2012) to
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Net loss	$(654,969)	$(1,223,551)	$(1,647,532)	$(1,692,564)	$(6,034,524)

Gain/(loss) on foreign currency conversion	(413,015)	219,048	(299,981)	219,048	917,847

Total comprehensive loss	$(1,067,984)	$(1,004,503)	$(1,947,513)	$(1,473,516)	$(5,116,677)

See notes to consolidated financial statements.

Lustros, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2013	Inception (January 26, 2012) to June 30, 2012	Inception, (January 26, 2012) to June 30, 2013

Cash flows from operating activities
Net loss	$(1,647,532)	$(1,692,564)	$(6,034,525)
Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	117,127	31,927	202,839
Amortization of original issued discount	215,818	–	281,407
Gain on change in fair value of deemed derivative liability	(266,594)	–	(266,594)
Cash used in operations
Increase in accrued interest included in notes payable	5,732	–	11,464
Decrease in other receivable	6	–	6
Increase in prepaid expenses	(3,201)	(183,869)	(179,455)
Increase in inventory	(15,237)	–	(15,237)
Increase in VAT tax receivable	(51,801)	–	(51,801)
Increase in asset retirement obligation	26,940	–	41,800
Increase in accounts payable	133,675	844,955	1,067,377
Total cash used in operations	(1,485,067)	(999,551)	(4,942,719)

Cash flows from investing activities
Acquisition of Sulfatos Chile by Bluestone	–	892,294	892,294
Cash received in Power Save merger	–	38,572	38,572
Disposal of Power Save operations	–	(20,642)	(20,642)
Purchase of fixed assets	(352,218)	(1,058,895)	(1,182,894)
Total cash used in investing activities	(352,218)	(148,671)	(272,670)

Cash from financing activities
Proceeds from notes payable	–	–	79,454
Repayment of notes payable	(40,587)	–	(86,850)
Proceeds from notes payable, related parties	196,420	2,482,211	3,307,801
Repayment of notes payable, related parties	(101,500)	(2,745,000)	(1,486,964)
Proceeds from the issuance of preferred stock	950,000	–	950,000
Proceeds from the issuance of common stock	550,000	1,221,000	2,471,000
Total cash provided by financing activities	1,554,333	958,211	5,234,441

Effect of foreign currency exchange rate on cash	106,284	219,048	81,845

INCREASE/(DECREASE) IN CASH	(176,668)	29,037	100,897

BEGINNING CASH	277,565	–	–

ENDING CASH	$100,897	$29,037	$100,897

Supplemental disclosure of cash flow information:
Interest paid	$–	$(1,165)	$–
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Related party notes transferred to convertible notes	$(520,988)	$–	$(820,988)
Shares issued in conversion on convertible note	$522,141	$–	$682,141
Related party notes settled with subscription to common stock	$–	$–	$1,100,000
Related party notes settled with subscription to preferred stock	$472,000	$–	$429,000
Fair value of deemed derivative liability	$1,761,404	$–	$1,761,404
Net assets acquired in reverse merger with Power Save	$–	$(63,207)	$(63,207)
Net assets acquired in Sulfatos Chile acquisition	$–	$5,068,464	$5,068,464
Net assets disposed of in Power Save sale	$–	$62,138	$62,138
Effect of reverse merger with Power Save	$–	$(24,635)	$(24,635)
Contributed capital in Sulfatos Chile acquisition	$–	$2,696,455	$2,696,455
Contributed capital in Power Save sale	$–	$41,496	$41,496

See notes to consolidated financial statements.

LUSTROS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1 – Organization and Principal Activities

Organization and Description of Business

Lustros, Inc. ("Lustros", and together with its consolidated subsidiaries, the "Company"), formerly Power-Save Energy Company, is a Utah corporation formed in 1980. The Company is a pre-revenue development stage company that intends to market and sell high quality food-grade copper sulfate obtained by processing copper ores and tailings at Company-owned processing facilities in Chile.

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

For purposes of these consolidated financial statements: (i) the exchange rate was $503.86 CLPs to 1 US dollar at June 30, 2013; and (ii) the average exchange rates were $488.20 CLPs to 1 US dollar during the three months ended June 30, 2013.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and accounts payable and notes payable. At June 30, 2013, the carrying cost of these instruments approximated their fair value. The authoritative guidance for fair values establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Inventory

Inventory, which consists primarily of raw copper ore and copper sulfate, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company evaluates the need to record adjustments for impairment of inventory. As of June 30, 2013, the Company has not needed to adjust for impairment.

Income Taxes and Deferred Tax Asset

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

Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to five years. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. The depreciation methods, and estimated remaining useful lives are reviewed at least annually. If property and equipment is classified as held for sale, it is reviewed for impairment annually. The impairment charged to the income statement is the excess of the carrying value of the property and equipment over its expected fair value less costs to sell. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

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

Derivatives

Under ASC 815, Derivatives and Hedging, the initial balance sheet classification of contracts that require net cash settlement are recorded as assets or liabilities and contracts that require settlement in shares are recorded as equity instruments. At each balance sheet date, the Company reviews contracts and equity instruments that are to be settled in common stock to determine if sufficient common shares are available to satisfy the maximum number of shares that could be required to net-share settle the contracts, among other conditions. Changes in fair value are accounted for in the consolidated statement of operations.

Asset Retirement Obligation

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, the Company estimates that an asset retirement obligation of $397,351 exists. Accordingly, a liability for this amount has been included in long term liabilites.

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

Going Concern

The Company’s financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $4,293,691 as of June 30, 2013.  These factors affect the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require additional financing from loans or the sale of debt or equity securities. In addition, the Company will seek to generate revenues from its business lines.  If the Company is unable to secure such additional financing or secure such additional financing on favorable terms, the lack of adequate financing could have a material adverse effect on its ability to conduct its business as intended.

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

Had the Sulfatos Chile Acquisition taken place on January 1, 2012, results of operations would have reflected the following pro forma amounts for the three and six months ended June 30, 2012 as compared to June 30, 2013:

	Three Months Ended June 30,
	2012					2013
	Lustros, Inc.	Sulfatos Chile		Purchase	Pro
	Actual	Actual	Consolidated	Adjustments	Forma	Consolidated
Revenues	$–	$31,057	$31,057	$–	$31,057	$–
Operating expenses	366,840	886,603	1,253,443	212,807	1,466,250	912,818
Other income						(266,594)
Interest expense	–	1,165	1,165	–	1,165	8,745
Net loss	$(366,840)	$(856,711)	$(1,223,551)	$(212,807)	$(1,436,358)	$(654,969)

	Six Months Ended June 30,
	2012					2013
	Lustros, Inc.	Sulfatos Chile		Purchase	Pro
	Actual	Actual	Consolidated	Adjustments	Forma	Consolidated
Revenues	$–	$51,943	$51,943	$–	$51,943	$–
Operating expenses	383,701	1,359,641	1,743,342	212,807	1,956,149	1,679,353
Other income						(266,594)
Interest expense	–	1,165	1,165	–	1,165	234,773
Net loss	$(383,701)	$(1,308,863)	$(1,692,564)	$(212,807)	$(1,905,371)	$(1,647,532)

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

Financing for the project will be provided by the Company as a loan, and the Company will be entitled to 100% of the profits. The project was structured as a purchase / buy-back to ensure that all necessary assets remain under our control for the duration of the project. The Company purchase price was $7 million payable as follows:

•	$360,000 was paid on November 26, 2012 for the right to use all assets and facilities;
•	$436,858 payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets;
•	$6,203,172 payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made. Lease payments had not yet begun and were in default as of the time of this filing.

SMP will have the right to buy back 18 of the 21 remaining hectares owned by the Company at the end of the project at a rate of 1UF (Unidad de Fomento) per square meter which would be equal to approximately US$8.8M at today’s exchange rate. The Company will retain ownership of the remaining three hectares.

Note 6 – Property and Equipment

The Company acquired property and equipment with a historical cost value of $7,331,655 in the Sulfatos Acquisition in March 2012. See Note 3 - Sulfatos Acquisition. The following table sets forth our property and equipment at the dates indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives. The Company recognized depreciation expense of $86,098 and $117,127 for the three and six months ended June 30, 2013, respectively, $31,927 from inception (January 26, 2012) to June 30, 2012, and $202,839 for the period from inception to June 30, 2013.

	June 30, 2013	December 31, 2012

Buildings	$172,644	$164,726
Furniture & fixtures	22,818	24,023
Vehicles	124,789	131,376
Mining equipment	411,609	423,453
Plants/property improvements	4,039,727	3,928,356
Computers	35,635	37,018
Lab equipment	63,230	65,675
Total fixed assets	$4,870,452	$4,774,626
Less depreciation	(233,170)	(126,810)
Net fixed assets	$4,637,281	$4,647,816

Land	$555,710	$585,040
Congo right to use	$360,000	$360,000
Mining property	$3,533,516	$3,720,011
Net property and equipment	$9,086,507	$9,312,867

Note 7 – Debt

The following table sets forth the outstanding indebtedness of the Company at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheet:

Description	Total Due at June 30, 2013	Total Due at December 31, 2012
Related party notes
Suprafin, Ltd.	$458,849	$785,929
Robert Dickey	240,000	540,000
Bass Energy	500,000	500,000
Total related party notes payable	$1,198,849	$1,825,929

Notes payable
Banco de Chile Loan	$–	$45,541
Walker River Investments	–	270,988
Land Purchase Balance	349,325	367,763
Total notes payable	$349,325	$684,292

Convertible notes
Magna Group LLC	$420,254	$205,589
Total beneficial conversion liability	$420,254	$205,589

From February 2012 through June 30, 2013, Suprafin, Ltd. (“Suprafin”) provided the Company a total of $3,367,501 in non-interest bearing unsecured demand loans to enable Bluestone to pay the balance of the purchase price for the Sulfatos Acquisition and for working capital purposes. Zirk Engelbrecht, currently a member of the Board of Directors, and formerly the Chief Executive Officer, of the Company, is the owner of Suprafin. In April 2012 Suprafin assigned $570,988 of the loans to Walker River Investments, Corp (“Walker”) and in December 2012 Suprafin assigned an additional $250,000 of the loans to Walker which the Company was informed of in May 2013. In May 2012, Suprafin agreed to cancel $429,000 of these loans in exchange for 100,000 shares of Series A Preferred Stock. In May 2013 Suprafin agreed to cancel an additional $172,000 of these loans in exchange for 17,200 shares of Preferred Series A Stock at $10 per share. As of June 30, 2013, the Company had repaid an additional $1,486,664 of these loans, and the outstanding balance of these loans was $458,849. $196,420 represented the additional advances made by Suprafin, Ltd during the six month period ended June 30, 2013.

In December 2012, Walker sold $300,000 of their loans to Magna Group LLC (“Magna”) in three increments of $100,000 each, and the Company issued to Magna a series of convertible notes (the “Magna Notes”) for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes are convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor chooses to exercise the reset. We have evaluated original issue discount feature derived from the conversion option of this note as of June 30, 2013 and deemed it to be $180,000. Magna chose to convert $100,000 as of December 31, 2012 which represented a $160,000 value with the debt discount of these Magna Notes into 177,714 shares of Common Stock. In February and March 2013, Magna chose to convert the remaining $200,000 which represented a $322,141 value with the debt discount and $2,141 interest of these Magna Notes into 604,357 shares of Common Stock. In March 2013, we recognized $120,803 in amortized debt discount related to these notes. The amount was recorded as interest expense.

In January and February 2013, Walker sold an additional $270,988 of their loans to Magna in two increments of $125,000 and $145,988, and the Company issued to Magna a series of convertible Magna Notes for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes were convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor chooses to exercise the reset. On March 26, 2013, Magna chose to convert $65,000 of the $125,000 loan, which represented a $104,000 value with the debt discount, into 179,311 shares of Common Stock. On April 25, 2013, Magna chose to convert the remaining $60,000 of the $125,000 loan, which represented a $96,209 value with the debt discount, into 208,696 shares of Common Stock.

On June 7, 2012 Walker sold an additional $250,000 of their loans to Magna and the Company and Magna agreed to cancel all outstanding prior Magna Notes (which had a principal balance due of $145,988 and interest due of $10,283) in exchange for a new Magna Note which was issued to Magna for the principal amount of $406,271.26. This new Magna Note is convertible into stock of the Company at a discount of 35% from the lowest Trading Price the five (5) days prior to the execution of the Magna Note and contain six price resets which allows Magna to take a 35% discount from the lowest trading price on the day prior to the day the investor chooses to exercise the reset. The total balance due to Magna, including accrued interest of $16,557, was $420,245, net of unamortized debt discount of $305,683 as of June 30, 2013. As of June 30, 2013, we recognized $205,744 in amortized debt discount related to these Magna Notes. The amount was recorded as interest expense.

From September through December 2012, the Company borrowed a total of $1,040,000 for working capital purposes from Robert Dickey, currently an alternate member of the Board of Directors and Bass Energy. Bill Hlavin, currently a member of the Board of Directors is the owner of Bass Energy. In May 2013 Robert Dickey agreed to cancel $300,000 of his loans in exchange for 30,000 shares of Preferred Series A Stock at $10 per share leaving a balance due of $740,000, $500,000 to Bass Energy and $240,000 to Robert Dickey. These loans are non-interest bearing, unsecured demand loans to be repaid from a future financing or from operating cash flows. These loans are personally guaranteed by Zirk Engelbrecht.

From January through June 2013, the Company borrowed a total of $34,000 for working capital purposes from Global Investments I LLC. William Farley, currently our Chief Executive Officer and a member of the Board of Directors, is the owner of Global Investments I, LLC. In May 2013 Global Investments I agreed to cancel the full balance of $34,000 of these loans and contributed an additional $266,000 in exchange for 30,000 shares of Preferred Series A Stock at $10 per share.

In April 2012, Sulfatos borrowed $40,500,223 CLP, or approximately $79,454 US dollars, from Banco de Chile for working capital purposes. This loan bears interest at the rate of 13.43% per annum and was due on March 31, 2013. Monthly payments of principal and interest in the amount of $7,343,229 CLP, or approximately $15,608 US dollars, commenced on October 1, 2012. As of June 30, 2013, the outstanding balance of this loan had been paid in full. The Company paid $3,559,151 CLP, or approximately $7,532 US dollars in interest expense related to these notes.

Sulfatos currently owes $176,011,132 CLP, or approximately $349,325 US dollars, for the last two payments of the land acquired in the first quarter of 2011.

Note 8 – Stockholders’ Equity

The authorized capital stock of Lustros consists of 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value of $0.001 per share, designated “Series A Preferred Stock.” Each share of Series A Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock and is entitled to 100 votes per share on all matters submitted to the shareholders of Lustros. At June 30, 2013, there were outstanding 90,361,982 shares of Common Stock and 142,200 shares of Series A Preferred Stock.

In January 2013 through April 2013, Magna converted $325,000 of their loans and $1,338 in accrued interest valued at $486,141 with the debt discount into 992,364 shares of Common Stock, See Note 7 – Debt.

On March 1, 2013, the Company and Global Investments I, LLC (“Global”) entered into a Stock Purchase Agreement, whereby Global agreed to purchase 818,182 shares of Common Stock at a purchase price of $0.55 per share for total proceeds of $450,000.

On March 1, 2013, the Company and Angelique de Maison (“de Maison”) entered into a Stock Purchase Agreement, whereby de Maison agreed to purchase 181,818 shares of Common Stock at a purchase price of $0.55 per share for total proceeds of $100,000.

On April 22, 2013, the Board of Directors of the Company approved the sale of up to 100,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $10.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions. On June 25, 2013 the Board of Directors of the Company approved increasing the number of Preferred Series “A” Shares available for sale to 142,200. The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering was June 30, 2013, and a total of 142,200 Series “A” Shares for a total of $1,422,000 have been subscribed for to date.  $950,000 was received as cash proceeds and $472,000 was settled against related party loans. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. In accordance with the guidance provided in ASC 480 and ASC 815, the Company determined that the conversion feature of the Series “A” Shares convert into more Common Stock shares than were currently authorized represented a deemed derivative. Accordingly, the Series “A” Shares are not considered to be “conventional” Preferred Stock and thus the embedded conversion feature must be bifurcated and accounted for as a deemed derivative liability. The fair value of $2,027,998 was recorded as an embedded derivative liability, which reduced the value of Equity reflected. See Note 10 – Derivative Liability.

On June 25, 2013 the Board of Directors of the Company approved the sale of up to an additional 50,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $17.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering is September 30, 2013. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. In addition, the Board of Directors of the Company approved the sale of Convertible Notes bearing interest at the rate of 10% per annum redeemable in 18 months or convertible after six months into shares of the Company’s Common Stock at a price equal to 60% of the average of the variable weighted average price for the 10 trading days prior to the date of conversion. As of June 30, 2013 no subscriptions had been sold.

Note 9 – Related Party Transactions

From February 2012 through March 2013, Suprafin provided the Company a total of $3,367,501 in non-interest bearing unsecured demand loans. Zirk Engelbrecht, currently a member of the Board, and formerly the Chief Executive Officer, of the Company is the owner of Suprafin. As of June 30, 2013, the outstanding balance of these loans was $458,849. See Note 7 - Debt.

From September through December 2012, the Company borrowed a total of $1,040,000 from two directors for working capital purposes at Sulfatos. As of June 30, 2013, the outstanding balance of these loans was $740,000. Mr. Engelbrecht is a guarantor of these loans. See Note 7 - Debt.

From January through March 2013, the Company borrowed a total of $34,000 for working capital purposes from the Company’s Chief Executive Officer. As of June 30, 2013, the outstanding balance of these loans was $0. See Note 7 - Debt.

From inception (January 26, 2012) to June 30, 2013, the Company has issued and sold an aggregate of 25,136,363 shares of Common Stock (including 175,000 shares of Series A Preferred Stock which were converted to 17,500,000 shares of Common Stock) to directors and executive officers. From April through June 2013 the Company has sold 142,200 shares of Series A Preferred Stock to affiliates, directors and executive officers of the Company. See Note 8 – Stockholders’ Equity.

Note 10 – Derivative Liability

From April through June 2013 the Company sold a total of 142,200 Series “A” Shares to a small group of accredited investors at $10.00 per share for a total of $1,422,000. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  See Note 8 – Stockholders’ Equity.

In accounting for the Series “A” Shares described above, the Company considered the guidance contained in ASC 815 Derivatives and Hedging and ASC 480 Distinguishing Liabilities from Equity. In accordance with the guidance provided in ASC 480 and ASC 815, the Company determined that the conversion feature of the Series “A” Shares converting into more Common Stock shares than were currently authorized represented a deemed derivative since there were insufficient unissued authorized common shares to accomodate the conversion of the Series “A” shares. Accordingly, the Series “A” Shares are not considered to be “conventional” Preferred Stock and thus the embedded conversion feature must be bifurcated and accounted for as a derivative liability.

The Company calculated the fair value of the embedded conversion feature on the date of each purchase using the Black-Scholes valuation model with the following assumptions: market prices of $0.394 and $0.502; exercise price of $0.10; discount rate of 1.41%; expected volatility of 21% and an expected life of one (1) year. The fair value of $2,027,998 was recorded as deemed derivative liability, which reduced the value of Equity. The Company re-measured the fair value of the embedded conversion feature on June 30, 2013 using the Black-Scholes valuation model with the following assumptions: market price of $0.414; exercise price of $0.10; discount rate of 1.41%; expected volatility of 21% and an expected life of one (1) year. The change in fair value of $266,594 was recorded as a decrease to the embedded derivative liability, and the gain was recorded in earnings.

Note 11 – Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the period ended June 30, 2013 was filed and has found the following events to report:

On July 2, 2013, Magna converted $52,378.26 of the $406,271.26 Magna Note into 217,789 shares of Common Stock. On July 30, 2013, Magna converted an additional $50,000 of this Magna Note into 404,859 shares of Common Stock.

On July 25, 2013 the Company announced that Sulfatos Chile SpA, had begun pilot production of Pentahydrate Copper Sulfate at its multi-million dollar, state-of-the-art facility. The plant capacity is three times its original design and is capable of processing up to 15,000 tons of mineral per month. It is currently permitted at 5,000 tons per month and permit applications for increased production will be filed very shortly.

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

We will process copper ore at our copper sulfate processing plant in Puerto Oscuro, Chile. We will obtain the copper ore from our 1,325 hectare Anica copper mine or by purchase from local artisanal miners. On July 25, 2013 the Company announced that Sulfatos Chile SpA, had begun pilot production of Pentahydrate Copper Sulfate at its multi-million dollar, state-of-the-art facility. The plant capacity is three times its original design and is capable of processing up to 15,000 tons of mineral per month. It is currently permitted at 5,000 tons per month and permit applications for increased production will be filed very shortly. Current production is expected to result in approximately 529,000 pounds (240,000 kilos) of Pentahydrate Copper Sulfate per month. The current plant capacity of 15,000 tons per month will occur upon receiving permits for unlimited production which we expect to receive in the fourth quarter of 2013. Cash flow from this first phase is expected to begin in the third quarter of 2013 and will fund future expansion for an additional 25,000 ton processing plant.

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at June 30, 2013 except for Sulfatos and Mineraltus, which we control. Due to the structure of our ownership interests in Sulfatos and Mineraltus, in accordance with generally accepted accounting principles, we consolidate the financial statements of Sulfatos and Mineraltus into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in Sulfatos and Mineraltus are reflected as income attributable to minority interests in our consolidated statements of operations and as a component of stockholders’ equity on our consolidated balance sheet. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of Sulfatos and Mineraltus, adjusted for non-controlling interests in Sulfatos and Mineraltus. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

RESULTS OF OPERATIONS - Three and Six Months Ended June 30, 2013, Three Months Ended June 30, 2012 and From Inception (January 26, 2012) to June 30, 2012

The following discusses results of operations for the three and six months ended June 30, 2013, for the three months ended June 30, 2012 and from Inception (January 26, 2012) to June 30, 2012.

Revenue for the three and six months ended June 30, 2013 was $0 compared to $31,057 and $51,943 for the three months ended June 30, 2012 and from Inception (January 26, 2012) to June 30, 2012, respectively, all of which was derived from the sale of copper and copper sulfate. Gross profit for the three and six months ended June 30, 2013 was $0 compared to $31,057 and $51,943 for the three months ended June 30, 2012 and from Inception (January 26, 2012) to June 30, 2012, respectively. We expect revenues to increase significantly after the full scale launch of our copper sulfate production facility later this year.

Operating expenses for the three and six months ended June 30, 2013 were $912,818 and $1,679,353 respectively compared to $1,253,443 and $1,743,342 for the three months ended June 30, 2012 and from Inception (January 26, 2012) to June 30, 2012, respectively. Operating expenses were primarily associated with the operations of Sulfatos in the ordinary course of business as well as legal and accounting expenses required by a public company.

Due to the losses during the period the Company has not recorded a provision for income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

As of June 30, 2013 our current liabilities exceeded our current assets by $1,990,668. For the six months ended June 30, 2013, we generated cash in the amount of $950,000 from the sale of preferred stock, $550,000 from the sale of common stock. $196,420 from related party loans, repaid $101,500 in relate party loans and $40,587 in notes payable.

Cash Requirements

During the next twelve months, the Company plans to satisfy its cash requirements by income from operations, loans and the sale of debt and equity securities. There can be no assurance that the Company will be successful in raising the capital it requires through loans or the sale of securities. While directors, officers, and principal shareholders provided funding to the Company through June 30, 2013, they have no commitment to provide additional funding.

Sulfatos Chile

The Company acquired property and equipment owned by Sulfatos Chile with a historical cost value of $7,331,655 in the Bluestone Acquisition in March 2012.  The Company has spent an additional $1.4M in property, plant and equipment purchases as of June 30, 2013 toward the completion of the copper sulfate processing plant in Puerto Oscuro, Chile.  The plant was completed at the end of July 2013 and cost approximately an additional $150,000 in capital expenditures to complete.

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

Congo Project

On October 18, 2012, the Company entered into an agreement pursuant to which the Company acquired the land, laboratory, tailings and other assets of the closed mine of La Africana, commonly known as the "Congo Project”, in the Santiago, Chile metropolitan area. The land is approximately 81.2 hectares and contains an estimated 2.4 million tons of copper-rich tailings.  The purchase price was $7 million payable as follows:

•	$360,000 was paid in November 2012 for the right to use all assets and facilities;

•	$436,858 is payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets;

•	$6,203,172 is payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made. Lease payments had not yet begun and were in default as of the time of this filing.

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

Future Financing

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions, expansions and exploration activities or if we are able to secure additional financing, whether such financing shall be on favorable terms.

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

Based upon the required evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2013 through April 2013, Magna converted $325,000 of their loans and $1,338 in accrued interest valued at $486,141 with the debt discount into 992,364 shares of Common Stock.

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

On April 22, 2013 the Board of Directors of the Company approved the sale of up to 100,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $10.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  On June 25, 2013 the Board of Directors of the Company approved increasing the number of Preferred Series “A’ Shares available for sale to 142,200. The Series A Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering was June 30, 2013, and a total of 142,200 Series “A” Shares for a total of $1,422,000 have been subscribed for to date, $950,000 was received in cash proceeds, and $472,000 was settled against related party notes.  The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever.

These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as transactions not involving a public offering. The purchasers represented to the Company that they were "accredited investors" and made customary investment representations.

No underwriting discounts or commissions were paid in connection with these issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. MINE SAFETY DISCLOSURE

Nothing to report.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.01	Stock Purchase Agreement Lustros, Inc. and Global Investments I, LLC dated March 1, 2013. Incorporated by reference as part of Form 8-K filed with the Commission on March 7, 2013
10.02	Stock Purchase Agreement Lustros, Inc. and Angelique de Maison dated March 1, 2013.Incorporated by reference as part of Form 8-K filed with the Commission on March 7, 2013
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14*
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.01	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
32.02	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*Filed with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSTROS, INC.

Dated: August 19, 2013	/s/ William Farley
By: William Farley Its: Chief Executive Officer

Dated: August 19, 2013	/s/ Trisha Malone
By: Trisha Malone Its: Chief Financial Officer

