Form 10-Q
period 2013-09-30
Lustros Inc.
filed 2013-11-19
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

_____________________________________

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

☐   Yes  ☒    No

As of November 11, 2013 there were 91,794,346 shares of the registrant’s $0.001 par value Common Stock outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INDEX

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	4

Consolidated Statements of Operations for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012, from inception (January 26, 2012) to September 30, 2012, and from inception (January 26, 2012) to September 30, 2013 (unaudited)	5

Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012, from inception (January 26, 2012) to September 30, 2012, and from inception (January 26, 2012) to September 30, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 from inception (January 26, 2012) to September 30, 2012, and for the period from inception (January 26, 2012) to September 30, 2013 (unaudited)	6

Notes to Consolidated Financial Statements	7

Lustros, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$179,471	$277,565
Other receivables	123	102
Prepaid expenses	11,145	224,777
Inventory	117,024	142,385
VAT tax receivable	692,434	573,541
Total current assets	1,000,197	1,218,369

Non-Current Assets
Fixed assets, net	4,646,036	4,647,816
Mining property	3,539,768	3,720,011
Land	556,693	585,040
Congo right to use	360,000	360,000
Total non-current assets	9,102,497	9,312,867

TOTAL ASSETS	$10,102,694	$10,531,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,307,130	$1,000,500
Convertible note payable, net of unamortized discount of $205,463 and $141,411 respectively	316,064	205,589
Notes payable	349,944	684,292
Notes payable - related party	1,090,727	1,825,929
Total current liabilities	3,063,865	3,716,310

Long Term Liabilities
Embedded derivative liability	2,909,604	–
Asset retirement obligations	401,760	396,474
Total long term liabilities	3,311,364	396,474

Total liabilities	6,375,229	4,112,784

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 291,376 and no shares issued and outstanding respectively	291	–
Common stock, $.001 par value, 100,000,000 shares authorized, 91,389,488 and 88,369,618 issued and outstanding respectively	91,389	88,369
Additional paid-in capital	6,932,207	6,234,946
Non-controlling interest	1,154,621	2,005,189
Accumulated other comprehensive income	932,206	1,217,828
Deficit accumulated during development stage	(5,383,249)	(3,127,879)
Total stockholders' equity	3,727,465	6,418,452

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,102,694	$10,531,236

See notes to consolidated financial statements.

Lustros, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2013	September 30, 2012	For the Nine Months Ended September 30, 2013	Inception, (January 26, 2012) to September 30, 2012	Inception, (January 26, 2012) to September 30, 2013

Revenue	$66,580	$2,959	$66,580	$54,900	$121,482
Cost of goods sold	(168,228)	–	(168,228)	–	(168,228)
Gross profit	(101,648)	2,959	(101,648)	54,900	(46,746)

Operating expenses
General and administrative	409,420	725,285	1,001,076	1,637,984	3,051,874
Depreciation	88,138	25,894	205,265	57,821	290,977
Payroll	311,766	419,730	1,094,763	1,045,508	2,535,732
Legal and accounting	127,832	389,767	282,404	489,721	810,882
Mining costs	9,585	58,210	41,919	127,568	229,668
Research & development	2,726	557	3,391	4,244	80,259
Total expenses	949,467	1,619,443	2,628,818	3,362,846	6,999,392

Loss from operations	(1,051,115)	(1,616,484)	(2,730,466)	(3,307,946)	(7,046,138)

Net change in fair value of preferred stock derivative liability	(172,208)	–	94,386	–	94,386
Foreign tax expense	(186,079)	–	(186,079)	–	(186,079)
Interest expense	(49,006)	(2,859)	(283,780)	(4,023)	(355,101)

Net loss	$(1,458,408)	$(1,619,343)	$(3,105,939)	$(3,311,969)	$(7,492,931)

Net loss attributable to minority interest	$(368,848)	$(430,177)	$(850,568)	$(953,747)	$(2,109,682)
Net loss attributable to Lustros, Inc.	$(1,089,560)	$(1,189,166)	$(2,255,371)	$(2,358,222)	$(5,383,249)

Loss per share, basic	$(0.02)	$(0.02)	$(0.03)	$(0.06)

Weighted average common shares, basic	90,955,692	70,575,212	90,099,911	55,076,483

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended
	September 30, 2013	September 30, 2012	For the Nine Months Ended September 30, 2013	Inception, (January 26, 2012) to September 30, 2012	Inception, (January 26, 2012) to September 30, 2013

Net loss	$(1,458,408)	$(1,619,343)	$(3,105,939)	$(3,311,969)	$(7,492,931)

Gain/(loss) on foreign currency conversion	14,359	1,112,697	(285,622)	1,331,745	932,206

Total comprehensive loss	$(1,444,049)	$(506,646)	$(3,391,561)	$(1,980,224)	$(6,560,725)

See notes to consolidated financial statements.

Lustros, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2013	Inception (January 26, 2012) to September 30, 2012	Inception, (January 26, 2012) to September 30, 2013

Cash flows from operating activities
Net loss	$(3,105,939)	$(3,311,969)	$(7,492,931)
Non-cash transactions to reconcile net loss to cash used in operations
Depreciation and amortization	205,265	57,821	290,977
Amortization of original issued discount	277,056	–	324,645
Gain on change in fair value of preferred stock derivative liability	(94,386)	–	(94,386)
Cash used in operations
Increase in accrued interest included in notes payable	5,424	5,732	11,156
Decrease/(increase) in other receivable	(21)	–	(21)
Decrease/(increase) in prepaid expenses	213,633	(122,801)	37,379
Decrease/(increase) in inventory	25,361	–	25,361
Decrease/(increase) in VAT tax receivable	(118,893)	–	(118,893)
Increase in asset retirement obligation	5,286	–	20,146
Increase/(decrease) in accounts payable	306,630	998,338	1,240,332
Total cash used in operations	(2,280,584)	(2,372,879)	(5,738,236)

Cash flows from investing activities
Acquisition of Sulfatos Chile by Bluestone	–	892,294	892,294
Cash received in Power Save merger	–	38,572	38,572
Disposal of Power Save operations	–	(20,642)	(20,642)
Purchase of fixed assets	(440,985)	(1,101,414)	(1,271,661)
Total cash used in investing activities	(440,985)	(191,190)	(361,437)

Cash from financing activities
Proceeds from convertible notes	69,000	–	69,000
Proceeds from notes payable	–	79,454	79,454
Repayment of notes payable	(40,587)	(707,476)	(86,850)
Proceeds from notes payable, related parties	296,798	2,913,453	3,408,179
Repayment of notes payable, related parties	(309,700)	(1,726,964)	(1,695,164)
Proceeds from the issuance of preferred stock	1,926,000	–	1,926,000
Proceeds from the issuance of common stock	550,000	1,921,000	2,471,000
Total cash provided by financing activities	2,491,511	2,479,467	6,171,619

Effect of foreign currency exchange rate on cash	131,964	333,261	107,525

INCREASE/(DECREASE) IN CASH	(98,094)	248,659	179,471

BEGINNING CASH	277,565	–	–

ENDING CASH	$179,471	$248,659	$179,471

Supplemental disclosure of cash flow information:
Interest paid	$–	$(4,023)	$–
Income taxes paid	$–	$–	$–

Supplemental disclosure of non-cash investing activities:
Related party notes transferred to convertible notes	$(520,988)	$–	$(820,988)
Shares issued in conversion on convertible note	756,569	–	916,569
Related party notes settled with subscription to common stock	$–	$1,529,000	$1,100,000
Related party notes settled with subscription to preferred stock	$472,000	$–	$901,000
Fair value of deemed derivative liability	$3,003,998	$–	$3,003,998
Net assets acquired in reverse merger with Power Save	$–	$(63,207)	$(63,207)
Net assets acquired in Sulfatos Chile acquisition	$–	$5,068,464	$5,068,464
Net assets disposed of in Power Save sale	$–	$62,138	$62,138
Effet of reverse merger with Power Save	$–	$(24,635)	$(24,635)
Contributed capital in Sulfatos Chile acquisition	$–	$2,696,455	$2,696,455
Contributed capital in Power Save sale	$–	$41,496	$41,496

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

Use of Estimates

The presentation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

For purposes of these consolidated financial statements: (i) the exchange rate was $502.97 CLPs to 1 US dollar at September 30, 2013; and (ii) the average exchange rates were $503.42 CLPs to 1 US dollar during the three months ended September 30, 2013.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and accounts payable and notes payable. At September 30, 2013, the carrying cost of these instruments approximated their fair value. The authoritative guidance for fair values establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Inventory

Inventory, which consists primarily of raw copper ore and copper sulfate, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company evaluates the need to record adjustments for impairment of inventory. As of September 30, 2013, the Company has not needed to adjust for impairment.

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

Derivatives

Under ASC 815, “Derivatives and Hedging”, the initial balance sheet classification of contracts that require net cash settlement are recorded as assets or liabilities. At each balance sheet date, the Company reviews contracts and equity instruments that are to be settled in common stock to determine if sufficient common shares are available to satisfy the maximum number of shares that could be required to net-share settle the contracts, among other conditions. Changes in fair value are accounted for in the consolidated statement of operations.

Asset Retirement Obligation

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, the Company estimates that an asset retirement obligation of $401,760 exists. Accordingly, a liability for this amount has been included in long term liabilities.

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

Earnings/(Loss) Per Common Share

ASC Topic 260, “Earnings Per Share”, requires presentation of basic earnings per share and diluted earnings per share. Basic earnings/(loss) per share is computed by dividing earnings/(loss) available to common shareholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outsanding. During periods when common stock equivalents, if any, are anti-dilutive, they are not considered in the computation.

Going Concern

The Company’s financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $5,383,249 as of September 30, 2013.  These factors affect the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will require additional financing from loans or the sale of debt or equity securities. In addition, the Company will seek to generate revenues from its business lines.  If the Company is unable to secure such additional financing or secure such additional financing on favorable terms, the lack of adequate financing could have a material adverse effect on its ability to conduct its business as intended.’

Defaulted Senior Notes

The financial statements do not include any adjustments relating to the recoverability and classification of assets and/or liabilities that might be necessary should the Company be unable to continue as a going concern. The continuation as a going concern is dependent upon the ability of the Company to meet its obligations on a timely basis and ultimately to attain profitability. There is no default rate on the note.

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

Had the Sulfatos Chile Acquisition taken place on January 1, 2012, results of operations would have reflected the following pro forma amounts for the three and nine months ended September 30, 2012 as compared to September 30, 2013:

	Three Months Ended September 30,
	2012						2013
	Lustros, Inc.	Sulfatos Chile	Lustros Chile		Purchase	Pro
	Actual	Actual	Actual	Consolidated	Adjustments	Forma	Consolidated
Revenues	$–	$2,959	$–	$2,959	$–	$2,959	$66,580
Cost of goods sold	–	–	–	–	–	–	(168,228)
Operating expenses	(399,863)	(1,082,858)	(136,730)	(1,619,451)	(212,807)	(1,832,258)	(949,467)
Other expense	–	–	–	–	–	–	(358,287)
Interest expense	–	(2,858)	–	(2,858)	–	(2,858)	(49,006)
Net loss	$(399,863)	$(1,082,757)	$(136,730)	$(1,619,350)	$(212,807)	$(1,832,157)	$(1,458,408)

	Nine Months Ended September 30,
	2012						2013
	Lustros, Inc.	Sulfatos Chile	Lustros Chile		Purchase	Pro
	Actual	Actual	Actual	Consolidated	Adjustments	Forma	Consolidated
Revenues	$–	$54,900		$54,900	$–	$54,900	$66,580
Cost of goods sold	–	–	–	–	–	–	(168,228)
Operating expenses	(783,564)	(2,442,552)	(136,730)	(3,362,846)	(212,807)	(3,575,653)	(2,628,818)
Other expense	–	–	–	–	–	–	(91,693)
Interest expense	–	(4,023)	–	(4,023)	–	(4,023)	(283,780)
Net loss	$(783,564)	$(2,391,675)	$(136,730)	$(3,311,969)	$(212,807)	$(3,524,776)	$(3,105,939)

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

Note 6- Property and Equipment

The Company acquired property and equipment with a historical cost value of $7,331,655 in the Sulfatos Acquisition in March 2012. See Note 3 - Sulfatos Acquisition. The following table sets forth our property and equipment at the dates indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives. The Company recognized depreciation expense of $88,139 and $205,265 for the three and nine months ended September 30, 2013 respectively, $25,894 for the three months ended September 30, 2012, $57,821 from inception (January 26, 2012) to September 30, 2012, and $290,977 for the period from inception to September 30, 2013.

	September 30, 2013	December 31, 2012

Buildings	$172,949	$164,726
Furniture & fixtures	22,859	24,023
Vehicles	125,010	131,376
Mining equipment	414,325	423,453
Plants/property improvements	4,133,656	3,928,356
Computers	35,696	37,018
Lab equipment	63,342	65,675
Total fixed assets	$4,967,837	$4,774,626
Less depreciation	(321,801)	(126,810)
Net fixed assets	$4,646,036	$4,647,816

Land	$556,693	$585,040
Congo right to use	$360,000	$360,000
Mining property	$3,539,768	$3,720,011
Net property and equipment	$9,102,497	$9,312,867

Note 7- Debt

The following table sets forth the outstanding indebtedness of the Company at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheet:

Description	Total Due at September 30, 2013	Total Due at December 31, 2012
Related party notes
Suprafin, Ltd.	$350,727	$785,929
Robert Dickey	240,000	540,000
Bass Energy	500,000	500,000
Total related party notes payable	$1,090,727	$1,825,929

Notes payable
Banco de Chile Loan	$–	$45,541
Walker River Investments	–	270,988
Land Purchase Balance	349,944	367,763
Total notes payable	$349,944	$684,292

Convertible notes, net
Magna Group LLC	$238,213	$205,589
July 2013 Convertible Notes	77,851	–
Total beneficial conversion liability	$316,064	$205,589

From February 2012 through September 30, 2013, Suprafin, Ltd. (“Suprafin”) provided the Company a total of $3,467,879 in non-interest bearing unsecured demand loans to enable Bluestone to pay the balance of the purchase price for the Sulfatos Acquisition and for working capital purposes. Zirk de Maison (formerly Engelbrecht), currently a member of the Board of Directors, and formerly the Chief Executive Officer, of the Company, is the owner of Suprafin. In April 2012 Suprafin assigned $570,988 of the loans to Walker River Investments, Corp (“Walker”) and in December 2012 Suprafin assigned an additional $250,000 of the loans to Walker which the Company was informed of in May 2013. In May 2012, Suprafin agreed to cancel $429,000 of these loans in exchange for 100,000 shares of Series A Preferred Stock. In May 2013 Suprafin agreed to cancel an additional $172,000 of these loans in exchange for 17,200 shares of Preferred Series A Stock at $10 per share. As of September 30, 2013, the Company had repaid $1,695,164 of these loans, and the outstanding balance of these loans was $350,727. $296,798 represented the additional advances made by Suprafin, Ltd during the nine month period ended September 30, 2013.

In December 2012, Walker sold $300,000 of their loans to Magna Group LLC (“Magna”) in three increments of $100,000 each, and the Company issued to Magna a series of convertible notes (the “Magna Notes”) for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes are convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor chooses to exercise the reset. We evaluated original issue discount feature derived from the conversion option of this note as of December 31, 2012 and deemed it to be $180,000. Magna chose to convert $100,000 as of December 31, 2012 which represented a $160,000 value with the debt discount of these Magna Notes into 177,714 shares of Common Stock. In February and March 2013, Magna chose to convert the remaining $200,000 which represented a $322,141 value with the debt discount and $2,141 interest of these Magna Notes into 604,357 shares of Common Stock. In March 2013, we recognized $120,803 in amortized debt discount related to these notes. The amount was recorded as interest expense.

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

On June 7, 2013 Walker sold an additional $250,000 of their loans to Magna and the Company and Magna agreed to cancel all outstanding prior Magna Notes (which had a principal balance due of $145,988 and interest due of $10,283) in exchange for a new Magna Note which was issued to Magna for the principal amount of $406,271. This new Magna Note is convertible into stock of the Company at a discount of 35% from the lowest Trading Price the five (5) days prior to the execution of the Magna Note and contain six price resets which allows Magna to take a 35% discount from the lowest trading price on the day prior to the day the investor chooses to exercise the reset. The total balance due to Magna, including accrued interest of $16,557, was $420,245, net of unamortized debt discount of $305,683 as of June 30, 2013. As of June 30, 2013, we recognized $205,744 in amortized debt discount related to this Magna Note. The amount was recorded as interest expense. From July through September 2013 Magna chose to convert $152,378 of this Magna Note, which represented a $234,429 value with the debt discount, into 1,027,506 shares of Common Stock leaving a balance due to Magna, including accrued interest of $19,471, of $238,213, net of unamortized debt discount of $165,873as of September 30, 2013.

From September through December 2012, the Company borrowed a total of $1,040,000 for working capital purposes from Robert Dickey, currently an alternate member of the Board of Directors and Bass Energy. Bill Hlavin, currently a member of the Board of Directors is the owner of Bass Energy. In May 2013 Robert Dickey agreed to cancel $300,000 of his loans in exchange for 30,000 shares of Preferred Series A Stock at $10 per share leaving a balance due of $740,000, $500,000 to Bass Energy and $240,000 to Robert Dickey. These loans are non-interest bearing, unsecured demand loans to be repaid from a future financing or from operating cash flows. These loans are personally guaranteed by Zirk de Maison.

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

In July 2013 the Company borrowed a total of $69,000 in Convertible Notes payable to unrelated third parties for working capital purposes. These Convertible Notes bear interest at the rate of 8% per annum and are redeemable in 18 months or convertible after six months into shares of the Company’s Common Stock at a price equal to 60% of the average of the variable weighted average price for the 10 trading days prior to the date of conversion. The Company accrued $2,441 in interest expense for the three months ended September 30, 2013 for these Convertible Notes. The balance due on these Convertible Notes as of September 30, 2013 was $70,156. We have evaluated original issue discount feature derived from the conversion option of these Convertible Notes upon their issuance and deemed it to be $48,441. As of September 30, 2013, we recognized $6,410 in amortized debt discount related to these notes. The amount was recorded as interest expense. The balance due under these Convertible Notes, including accrued interest of $2,441, was $77,851, net of unamortized debt discount of $39,590 as of September 30, 2013.

In April 2012, Sulfatos borrowed $40,500,223 CLP, or approximately $79,454 US dollars, from Banco de Chile for working capital purposes. This loan bears interest at the rate of 13.43% per annum and was due on March 31, 2013. Monthly payments of principal and interest in the amount of $7,343,229 CLP, or approximately $15,608 US dollars, commenced on October 1, 2012. As of September 30, 2013, the outstanding balance of this loan had been paid in full. The Company paid $3,559,151 CLP, or approximately $7,532 US dollars in interest expense related to these notes.

Defaulted Senior Notes

Sulfatos currently owes $176,011,132 CLP, or approximately $349,944 US dollars, for the last two payments of the land acquired in the first quarter of 2011. This debt is currently in default. There is no default rate on the note.

Note 8- Stockholders’ Equity

The authorized capital stock of Lustros consists of 100,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value of $0.001 per share, designated “Series A Preferred Stock.” Each share of Series A Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock and is entitled to 100 votes per share on all matters submitted to the shareholders of Lustros. At September 30, 2013, there were outstanding 91,389,488 shares of Common Stock and 291,376 shares of Series A Preferred Stock.

From January 2013 through September 2013, Magna converted $477,378 of their loans and $1,338 in accrued interest valued at $720,570 with the debt discount into 2,019,870 shares of Common Stock, See Note 7 – Debt.

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

On April 22, 2013, the Board of Directors of the Company approved the sale of up to 100,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $10.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  On June 25, 2013 the Board of Directors of the Company approved increasing the number of Preferred Series “A’ Shares available for sale to 142,200. The Series A Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering was June 30, 2013, and a total of 142,200 Series “A” Shares for a total of $1,422,000 have been subscribed for to date.  $950,000 was received as cash proceeds and $472,000 were settled against related party loans. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. In accordance with the guidance provided in ASC 480 and ASC 815, the Company determined that the conversion feature of the Series “A” Shares convert into more Common Stock shares than were currently authorized represented a deemed derivative. Accordingly, the Series “A” Shares are not considered to be “conventional” Preferred Stock and thus the embedded conversion feature must be bifurcated and accounted for as a deemed derivative liability. The fair value of $2,909,604 was recorded as an embedded derivative liability, which reduced the value of Equity reflected. See Note 10 – Derivative Liability.

On June 25, 2013 the Board of Directors of the Company approved the sale of up to an additional 50,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $17.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering is September 30, 2013. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. In addition, the Board of Directors of the Company approved the sale of Convertible Notes bearing interest at the rate of 10% per annum redeemable in 18 months or convertible after six months into shares of the Company’s Common Stock at a price equal to 60% of the average of the variable weighted average price for the 10 trading days prior to the date of conversion. As of September 30, 2013, 19,176 subscriptions had been sold for $326,000 in cash proceeds and $69,000 in Convertible Notes had been issued.

On August 8, 2013 the Board of Directors of the Company approved the sale of up to an additional 130,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $5.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering is September 30, 2013. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. As of September 30, 2013, 130,000 subscriptions had been sold for $650,000 in cash proceeds.

Note 9- Related Party Transactions

From February 2012 through September 2013, Suprafin provided the Company a total of $3,467,879 in non-interest bearing unsecured demand loans. Zirk de Maison, currently a member of the Board, and formerly the Chief Executive Officer, of the Company is the owner of Suprafin. As of September 30, 2013, the outstanding balance of these loans was $350,727. See Note 7 - Debt.

From September through December 2012, the Company borrowed a total of $1,040,000 from two directors for working capital purposes at Sulfatos. As of September 30, 2013, the outstanding balance of these loans was $740,000. Mr. Engelbrecht is a guarantor of these loans. See Note 7 - Debt.

From January through March 2013, the Company borrowed a total of $34,000 for working capital purposes from the Company’s Chief Executive Officer. As of September 30, 2013, the outstanding balance of these loans was $0. See Note 7 - Debt.

From inception (January 26, 2012) to September 30, 2013, the Company has issued and sold an aggregate of 25,136,363 shares of Common Stock (including 175,000 shares of Series A Preferred Stock which were converted to 17,500,000 shares of Common Stock) to directors and executive officers. From April through September 2013 the Company has sold 281,023 shares of Series A Preferred Stock to affiliates, directors and executive officers of the Company. See Note 8 – Stockholders’ Equity.

Note 10- Derivative Liability

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

The Company calculated the fair value of the embedded conversion feature on the date of each purchase using the Black-Scholes valuation model with the following assumptions: market prices of $0.394 and $0.502; exercise price of $0.10; discount rate of 1.41%; expected volatility of 211% and an expected life of one (1) year. The fair value of $2,027,998 was recorded as a deemed derivative liability, which reduced the value of Equity. The Company re-measured the fair value of the embedded conversion feature on June 30, 2013 using the Black-Scholes valuation model with the following assumptions: market price of $0.414; exercise price of $0.10; discount rate of 1.41%; expected volatility of 211% and an expected life of one (1) year. The change in fair value of $266,594 was recorded as a decrease to the embedded derivative liability, and the gain was recorded in earnings.

The Company re-measured the fair value of the embedded conversion feature on September 30, 2013 using the Black-Scholes valuation model with the following assumptions: market price of $0.19; exercise price of $0.10; discount rate of .10%; expected volatility of 133.9% and an expected life of one (1) year. The change in fair value of $857,437 was recorded as a decrease to the embedded derivative liability, and the gain was recorded in earnings.

In July 2013 the Company sold a total of 19,176 Series “A” Shares to a small group of accredited investors at $17.00 per share for a total of $325,992. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  See Note 8 – Stockholders’ Equity. The Company calculated the fair value of the embedded conversion feature on September 30, 2013 using the Black-Scholes valuation model with the following assumptions: market prices of $0.19; exercise price of $0.17; discount rate of .10%; expected volatility of 133.9% and an expected life of one (1) year. The fair value of $145,667 was recorded as a deemed derivative liability.

In August and September 2013 the Company sold a total of 130,000 Series “A” Shares to a small group of accredited investors at $5.00 per share for a total of $650,000. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  See Note 8 – Stockholders’ Equity. The Company calculated the fair value of the embedded conversion feature on September 30, 2013 using the Black-Scholes valuation model with the following assumptions: market prices of $0.19; exercise price of $0.05; discount rate of .10%; expected volatility of 133.9% and an expected life of one (1) year. The fair value of $1,859,970 was recorded as a deemed derivative liability.

Note 11- Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and November 14, 2013 and has found the following events to report:

On October 16, 2013, Magna converted $25,000 of the $406,271 Magna Note into 202,429 shares of Common Stock. On November 11, 2013, Magna converted an additional $25,000 of the $406,271 Magna Note into 202,429 shares of Common Stock.

In October 2013 the Board of Directors of the Company approved the sale of up to an additional 50,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $5.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering was October 31, 2013. The offering was only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. As of October 31, 2013, 50,000 subscriptions had been sold for $250,000, $210,000 in debt conversion and $40,000 in cash proceeds.

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

We will process copper ore at our copper sulfate processing plant in Puerto Oscuro, Chile. We will obtain the copper ore from our 1,325 hectare Anica copper mine or by purchase from local artisanal miners. On July 25, 2013 the Company announced that Sulfatos Chile SpA, had begun pilot production of Pentahydrate Copper Sulfate at its multi-million dollar, state-of-the-art facility. The plant capacity is three times its original design and is capable of processing up to 15,000 tons of mineral per month. It is currently permitted at 5,000 tons per month and permit applications for increased production will be filed very shortly. Current production is expected to result in approximately 529,000 pounds (240,000 kilos) of Pentahydrate Copper Sulfate per month. The current plant capacity of 15,000 tons per month will occur upon receiving permits for unlimited production which we expect to receive in the fourth quarter of 2013 or first quarter of 2014. Cash flow from this first phase is expected to begin in the fourth quarter of 2013 or the first quarter of 2014 and will fund future expansion for an additional 25,000 ton processing plant.

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at September 30, 2013 except for Sulfatos and Mineraltus, which we control. Due to the structure of our ownership interests in Sulfatos and Mineraltus, in accordance with generally accepted accounting principles, we consolidate the financial statements of Sulfatos and Mineraltus into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in Sulfatos and Mineraltus are reflected as income attributable to minority interests in our consolidated statements of operations and as a component of stockholders’ equity on our consolidated balance sheet. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of Sulfatos and Mineraltus, adjusted for non-controlling interests in Sulfatos and Mineraltus. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

RESULTS OF OPERATIONS - Three and Nine Months Ended September 30, 2013, Three Months Ended September 30, 2012 and From Inception (January 26, 2012) to September 30, 2012

The following discusses results of operations for the three and nine months ended September 30, 2013, for the three months ended September 30, 2012 and from Inception (January 26, 2012) to September 30, 2012.

Revenue for the three and nine months ended September 30, 2013 was $66,580 compared to $2,959 and $54,900 for the three months ended September 30, 2012 and from Inception (January 26, 2012) to September 30, 2012, respectively, all of which was derived from the sale of copper and copper sulfate. Gross profit/(loss) for the three and nine months ended September 30, 2013 was ($101,648) compared to $2,959 and $54,900 for the three months ended September 30, 2012 and from Inception (January 26, 2012) to September 30, 2012, respectively. A gross loss was incurred for the three and nine months ended September 30, 2013 due to the high cost of goods sold required for our pilot production. We expect revenues to increase significantly after the full scale launch of our copper sulfate production facility later this year.

Operating expenses for the three and nine months ended September 30, 2013 were $949,467 and $2,628,818 respectively compared to $1,619,443 and $3,362,846 for the three months ended September 30, 2012 and from Inception (January 26, 2012) to September 30, 2012, respectively. Operating expenses were primarily associated with the operations of Sulfatos in the ordinary course of business as well as legal and accounting expenses required by a public company.

Due to the losses during the period the Company has not recorded a provision for income taxes.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

As of September 30, 2013 our current liabilities exceeded our current assets by $2,063,668. For the nine months ended September 30, 2013, we generated cash in the amount of $1,926,000 from the sale of preferred stock, $550,000 from the sale of common stock, $69,000 in convertible notes payable and $296,798 from related party loans, repaid $309,700 in related party notes and $40,587 in notes payable.

Cash Requirements

During the next twelve months, the Company plans to satisfy its cash requirements by income from operations, loans and the sale of debt and equity securities. There can be no assurance that the Company will be successful in raising the capital it requires through loans or the sale of securities. While directors, officers, and principal shareholders provided funding to the Company through September 30, 2013, they have no commitment to provide additional funding.

Sulfatos Chile

The Company acquired property and equipment owned by Sulfatos Chile with a historical cost value of $7,331,655 in the Bluestone Acquisition in March 2012.  The Company has spent an additional $1.7M in property, plant and equipment purchases as of September 30, 2013 toward the completion of the copper sulfate processing plant in Puerto Oscuro, Chile.  The plant was completed at the end of July.

Going forward, Sulfatos Chile expects to incur average monthly costs, of approximately $220,000 once it begins full production at the copper sulfate processing plant.  These costs will be paid for by income from operations.

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
20

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

Based upon the required evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2013, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2013 through September 2013, Magna converted $477,378 of their loans and $1,338 in accrued interest valued at $720,570 with the debt discount into 2,019,870 shares of Common Stock.

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

On April 22, 2013 the Board of Directors of the Company approved the sale of up to 100,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $10.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  On June 25, 2013 the Board of Directors of the Company approved increasing the number of Preferred Series “A’ Shares available for sale to 142,200. The Series A Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering was September 30, 2013, and a total of 142,200 Series “A” Shares for a total of $1,422,000 have been subscribed for to date, $950,000 were received in cash proceeds and $472,000 were settled against related party notes..  The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever.

On June 25, 2013 the Board of Directors of the Company approved the sale of up to an additional 50,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $17.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering is September 30, 2013. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. In addition, the Board of Directors of the Company approved the sale of Convertible Notes bearing interest at the rate of 10% per annum redeemable in 18 months or convertible after six months into shares of the Company’s Common Stock at a price equal to 60% of the average of the variable weighted average price for the 10 trading days prior to the date of conversion. As of September 30, 2013, 19,176 subscriptions had been sold for $326,000 in cash proceeds and $69,000 in Convertible Notes had been issued.

On August 8, 2013 the Board of Directors of the Company approved the sale of up to an additional 130,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $5.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering is September 30, 2013. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. As of September 30, 2013, 130,000 subscriptions had been sold for $650,000 in cash proceeds.

These issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) as transactions not involving a public offering. The purchasers represented to the Company that they were "accredited investors" and made customary investment representations.

No underwriting discounts or commissions were paid in connection with these issuances.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Sulfatos currently owes $176,011,132 CLP, or approximately $349,944 US dollars, for the last two payments of the land acquired in the first quarter of 2011. The debt is currently in default. There is no default rate on the note.

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
*Filed with this report.

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase
23

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSTROS, INC.

Dated: November 19, 2013	/s/ William Farley
By: William Farley Its: Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2013	/s/ Trisha Malone
By: Trisha Malone Its: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

