Form 10-K
period 2013-12-31
Lustros Inc.
filed 2014-12-24
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the Issuer's voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2014, computed by reference to the closing price of such common equity on the OTC Market Inc.’s Pink Sheets , the end of the Registrant’s most recently completed fiscal year of December 31, 2013 was $18,630,952.

On December 5, 2014, the Registrant had 121,160,193 outstanding shares of common stock (“Common Stock”), $.001 par value.

LUSTROS, INC.

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

For accounting purposes, the Company treated the Bluestone Acquisition as a reverse acquisition with Bluestone as the acquiring entity and Lustros as the acquired entity. As a result, the Company's financial statements reflect the financial information of Bluestone prior to March 9, 2012 and the combined entity on and after March 9, 2012.

On March 25, 2012, the Company sold the assets and liabilities (including the "Power-Save" name) of its renewable energy and energy savings product business in which it had engaged prior to the Bluestone Acquisition, to the former management of the Company (the "Power Save Sale").

On June 25, 2012, the Company created a new subsidiary, Mineraltus S.A. (“Mineraltus”), a Chilean corporation, to extract copper from the tailings (waste products) of expired copper mines to secure the raw materials to manufacture copper sulfate. The Company owns 80% of Mineraltus.

On August 22, 2012, the Company formed Lustros Chile SPA as a wholly owned subsidiary of Lustros, for the purpose of acting as a Chilean entity holding company for the Company’s Chilean subsidiaries Sulfatos (60%), Mineraltus (80%), and Bluestone.

Business Description

The Company markets and sells industrial grade copper sulfate obtained by processing raw copper ore materials at Company-owned processing facilities in Chile. The Company has incurred losses since inception, just commenced pilot production of copper sulfate in December of 2013 and commercial production of copper sulfate in April 2014. As of the date of this filing the plant is currently shut down pending the resolution of the arbitration with Nueva Pudhuel regarding the Congo project (See Item 3- Legal Proceedings). Currently an injunction order is in effect and the following assets are and will remain seized: Lustros Chile SpA’s shares in Sulfatos (600,000 shares); 24,000 shares in Bluestone SpA; bank account ending in 0748 at Itaú Bank; all credit that Lustros Chile SpA has against Sulfatos Chile S.A.; and all credit related to the current account between Lustros Chile SpA and Sulfatos Chile S.A. These measures will remain in place until Lustros Chile SpA pays Nueva Pudahuel the full claimed amount, offers assets as guarantee, or arrives at a settlement. Lustros Chile SpA continues to vigorously defend against the actions taken and is working through its Chilean attorneys to resolve these matters as soon as reasonably possible. The arbitration and the trial are in their final stages, the parties having presented their main arguments and means of proof however no decision has been made as of the time of this filing.

None of the Company’s properties has been established as having any material proven or probable mineral reserves and the Company has no plans to conduct feasibility studies. The Company will require additional financing to carry out its growth and operations, however, it has no current plans to raise such capital. The Company’s auditors have issued a qualification as to the Company’s ability to continue as a going concern. The Company’s accumulated deficit through December 31, 2013 was $10,739,296.

During the next twelve months, the Company plans to satisfy its cash requirements through revenues from operations and additional equity financings.

Copper Sulfate Uses and Market

Copper.org states, copper sulphate, blue stone, blue vitriol are all common names for pentahydrated cupric sulphate, CuS04 - 5H20, which is the best known and the most widely used of the copper salts. Indeed it is often the starting raw material for the production of many of the other copper salts.

Copper sulphate is a very versatile chemical with as extensive a range of uses in industry as it has in agriculture. Its principal employment is in agriculture. Copper sulphate has many agricultural uses (see Table “A” at http://www.copper.org/resources/properties/compounds/table_a.html for an in depth list) but the following are the more important ones ((http://www.copper.org/resources/properties/compounds/copper_sulfate01.html)):

•	Preparation of Bordeaux and Burgundy mixtures on the farm
•	Control of fungus diseases
•	Correction of copper deficiency in soils
•	Correction of copper deficiency in animals
•	Stimulation of growth for fattening pigs and broiler chickens
•	A molluscicide for the destruction of slugs and snails, particularly the snail host of the liver fluke

Copper has a wide spectrum of effectiveness against the many biological agents of timber and fabric decay. It renders them unpalatable to insects and protects them from fungus attack. Copper sulphate is the base for many proprietary wood preservatives.

Many algae are highly susceptible to copper, which led to the use of copper salts by water engineers to prevent the development of algae in potable water reservoirs. They are also employed to control green slime and similar algal scums in farm ponds, rice fields, irrigation and drainage canals, rivers, lakes and swimming pools.

Another well-known use for copper compounds is as a molluscicide for the control of slugs and snails. Less than one part of copper per million parts of water can control disease-transmitting aquatic snails, which are responsible for schistosomiasis or bilharzia in humans in tropical countries and fascioliasis or liver fluke of animals in both tropical and temperate climates. (http://www.copper.org/resources/properties/compounds/general.html)

Copper compounds have their most extensive employment in agriculture. Copper fungicides have been indispensable as a cure for seed borne diseases such as bunt and for treatment in downy mildew disease on vines. Many thousands of tons are used annually all over the world to prevent these and other plant diseases.

As a generalization, soils would be considered copper deficient if they contain less than two parts per million available copper in the context of plant health. However, where the soil contains less than five parts per million available copper, symptoms of copper deficiency may be expected in animals. The increasing use of chemical fertilizers which contain little or no copper are denuding soils of readily available copper and creating a deficiency of the element in plants and through them in animals. Copper compounds are now being added to the ever increasing copper deficient soils either direct or in combination with commercial fertilizers. This is particularly the case where the fertilizers are rich in nitrogen and phosphorus. Animals grazing on copper deficient pastures or obtaining an inadequate amount of copper through their normal diet will benefit from mineral supplements containing copper.

Copper sulphate, because of its fungicidal and bactericidal properties, has been employed as a disinfectant on farms against storage rots and for the control and prevention of certain animal diseases, such as foot rot of sheep and cattle. (http://www.copper.org/resources/properties/compounds/agricultural.html)

In industrial applications copper sulfate is used as a mordant for dyeing and for electroplating as well as in many other industrial processes. The synthetic fiber industry has found an application for it in the production of their raw material. The metal industry uses large quantities of copper sulphate as an electrolyte in copper refining, for copper coating steel wire prior to wire drawing and in various copper plating processes. The mining industry employs it as an activator in the concentration by froth flotation of lead, zinc, cobalt and gold ores. The printing trade takes it as an electrolyte in the production of electrotype and as an etching agent for process engraving. The paint industry uses it in anti-fouling paints and it plays a part in the coloring of glass. Indeed, today there is hardly an industry which does not have some small use for copper sulphate. In Table A at http://www.copper.org/resources/properties/compounds/table_a.html some of the many uses of copper sulphate are listed. (http://www.copper.org/resources/properties/compounds/copper_sulfate01.html)

Copper.org states that today in the world there are more than 100 manufacturers and the world's consumption is around 200,000 tons per annum of which it is estimated that approximately three-quarters is used in agriculture, principally as a fungicide.

A 2014 research report by International Market Analysis Research & Consulting found that the worldwide demand for copper sulfate was higher at approximately 350,000 tons, which equates to $756M at an average price of $2,160 per ton, in 2013. Currently Asian Pacific countries are the biggest consumers of copper sulfate accounting for approximately 38% of the world’s consumption followed by North and South America at 32%, and Europe at 28%. As the population increases so does the demand for food and the need for copper sulfate in agriculture. Worldwide demand for copper sulfate is expected to grow to 392,000 tons and $1.1B by 2019. The global average current price of pentahydrate copper sulfate is around $2,320 per ton. (International Market Analysis Research & Consulting (IMARC), 2014)

Lustros produces Copper Sulfate directly from mineral-rich copper ore, making it an ideal Copper Sulfate to be used for agricultural purposes. The Company sells its copper sulfate in bulk to wholesale customers. Each sale is negotiated individually based on the specific laboratory results of the concentration of copper and other properties of samples sent to each customer in advance of each product shipment.

Sulfatos Chile – Processing Plant Subsidiary

Sulfatos Chile

On September 15, 2010, Santa Teresa Minerals and Minera Anica Ltda. formed the Chilean corporation, “Sulfatos Chile, S.A.” Santa Teresa Minerals sold its 60% interest in Sulfatos Chile S.A. to our subsidiary, Bluestone, in February 2012. Bluestone now owns 60% of Sulfatos Chile S.A., which owns the Anica Copper Mine and mining claims to Anico 1/5, and owns and operates a copper sulfate production facility on the same property as the Anica Copper Mine. Copper sulfate is a byproduct of copper mining that is used in industrial processes, livestock feed, and aerospace industries.

Map Showing Location of the Sulfatos Chile Property

The Sulfatos Chile property is located in the la Cuarta region, close to the township of Canela and less than 20 Km from the Ruta 5 highway, 22 kilometers northeast of the community of Illapel in the fourth region of the Choapa Province. Illapel is located on a plain along the side of the Illapel River, approximately 57 km northeast from Los Vilos and approximately 144 km south from Ovalle. The Sulfatos Chile property is located at latitude North 31 degrees, 25 minutes, 6953 seconds, longitude East, 71 degrees, 10 minutes, 588 seconds, with UTM coordinates of 6.521.208 meters North, 293.319 meters East. The Sulfatos Chile property is approximately 22 km by conventional roadways, from Illapel, on the road leading to Combarbalá, past the Auco sector, following the road that leads to Cocou, then to Culen Creek, where the Sulfatos Chile property is located.

On February 21, 2011, a lease offer with purchase option agreement was formalized between Sulfatos Chile and the property owners of the plant site. The lease with option to purchase has a term of 10 years and includes the water rights of 2 liters per second. This agreement has been superseded by a purchase agreement executed on March 31, 2011. The total purchase price for 835 hectares in Fundo Puerto Oscuro, Comuna de Canela, Province of Choapa, Los Vilos, Chile is 280 million Chilean Pesos (currently $585,040 US) payable over 2 years. 100 million Chilean Pesos (currently $217,276 USD) was paid upon signing and 90 million Chilean Pesos ($183,882 USD) was due one year after signing and 90 million Chilean Pesos (currently $183,882 USD) is due two years after signing. On June 12, 2014, Sulfatos Chile SA and the Landowners signed a Loan Refinance Agreement (the “Loan Refinance Agreement”) whereby the parties agreed that Sulfatos Chile SA will pay the Debt in thirty-seven installments, which will accrue interest at a rate of 3% per year, payable at the end of the last installment. The parties agree that the total amount of the interest accrued will be CLP$7,822,942, or approximately $14,004 US dollars. The first installment for CLP$10,000,000, or approximately $17,901 US dollars, was paid at the signing of the agreement. The following 35 installments of CLP$5,000,000 each, or approximately $8,951 US dollars, will be paid monthly within the first five days of each month, beginning in August of 2014. The final installment, number 37, for the remaining unpaid principal and all accrued interest, will be made in one payment for a total of CLP$12,227,995, or approximately $21,890 US dollars.

Property History

Registered in 1999 as Anico 1/5, the property consists of 25 hectares, which was contributed to Sulfatos Chile S.A. by Minera Anica Ltda.

The last geological study on the mine was made in April 2008. The property is currently without known material reserves. The mine is not currently being exploited as it is more cost effective for the Company to purchase raw materials from other sources than to mine it ourselves. No reserve or feasibility studies have been completed by the Company nor are any currently planned by the Company.

Current Activity

The Company has determined that it is more cost effective to purchase copper ore than it is to mine it and none of the Company’s properties has been established as having any material proven or probable mineral reserves. We fully impaired the book value of our mine at December 31, 2013. However, the Company shut down the copper sulfate processing plant in December 2014 pending resolution of legal matters (See Item 3 - Legal Proceedings).

Through Sulfatos Chile, we have constructed a copper sulfate production facility that extracts copper sulfate from copper ore. The facility was in pilot production in December of 2013 and began commercial production in April of 2014.

Copper Sulfate Processing Plant

Our copper sulfate facility began crushing and processing approximately 5,000 tons of copper with an average soluble Cu % grade of approximately 1.74% per month in the second fiscal quarter of 2014. Production is not yet operational on a constant basis as the Company does not have consistent demand for its supply. Once demand and production are consistent, the Company expects to produce 440 metric tons of copper sulfate per month with 5,000 tons of copper ore processed as currently permitted.

At the copper sulfate plant, copper ore is crushed in to 0.25 inch pellets at our crushing facility and transported to the leaching pads, where it is irrigated with a mixture of sulfuric acid and water to create a solution with a heavy concentration of copper, PLS. The PLS accumulates in large pools where it concentrates for a short period before it is pumped into the company’s crystallization plant and converted into copper sulfate pentahydrate. The plant utilizes solvent by extraction technology to separate the copper from the liquid solution before it is purified and crystallized.

The industrial operations located at the plant consist of five areas, differentiated by processes. They include: reception and mineral collection, where the copper-bearing raw material is delivered; crushing and agglomeration plant, heap leaching area, chemical plant and Solvent Extraction and Crystallization (SX - CR - RCR), which prepares the final product. Additionally there are offices for administration, chemical laboratories and worker lodging. The infrastructure is spread out over the Sulfatos Chile site.

8

RAW MATERIAL RECEIVING

This part of the plant has a checkpoint, truck weighing area, receiving system and holding area for the raw material where it waits to be crushed.

CRUSHING PLANT

This is the dry area of the plant where the raw material is crushed to the size necessary for the next stage.

10

AGGLOMERATION AREA

In this operation, the crushed material is prepared for the first addition sulfuric acid.

HEAP LEACHING PITS

This area has a platform of 28,000 square meters of level surface conditioned with HDPE liner folders, stacking capacity of 600,000 tons.

CHEMICAL PLANT

The Solvent Extraction and Crystallization (SX - CR - RCR) plant utilizes solvent by extraction technology to separate the copper from the liquid solution before it is purified and crystallized into the final product.

CHEMICAL LABORATORY

The laboratory consists of a samples preparation area and a chemical analysis area, along with quality assurance and quality control.

Mining Interests

Claims/Mining Properties	Location	Entity	Ownership Interest
Anica Copper Mines	Anico Project, Illapel	Sociedad Sulfatos Chile, S.A.	60.00%

Sulfatos Chile SA owns the Anica Copper Mine, however, the Company has determined that it is more cost effective to purchase copper ore than it is to mine it and is not currently utilizing the Anica mine and has no plans to do so in the future. The Anica mine has not been established as having any material proven or probable mineral reserves. Because the useful life of this mine to Sulfatos is currently unknown, the Company elected to impair $4,146,764, the full book value of the Anica Mine plus other mine costs as of December 31, 2013.

Raw Material Sources

Local family miners represent a large opportunity for potential supply of quality ore at discounted prices as do larger local mining companies.

For example, in 2014 the Company signed a supply agreement with Minera Illapel to purchase ore with an estimated 1% soluble copper grade as well as Pregnant Leaching Solution (PLS), the material required for crystallization in the manufacturing of Copper Sulfate.

The purchased copper ore is crushed to 0.25 inch pellets at our Sulfatos Chile crushing facility and transported to the leaching pads, where it is irrigated with a mixture of sulfuric acid and water to create a solution with a heavy concentration of copper, PLS. The PLS accumulates in large pools where it will concentrate for a short period before it is pumped into the company’s state-of-the-art crystallization plant and converted into Copper Sulfate Pentahydrate. The plant utilizes solvent by extraction technology to separate the copper from the liquid solution before it is purified and crystallized to very strict specifications.

Additionally, Lustros can purchase PLS directly from Minera Illapel which will allow the company to significantly increase output at the plant by bypassing the crushing and leaching portions of the process for a portion of our Copper Sulfate production. This supply agreement will allow the company to crush and process the maximum amount of ore currently permitted and, in addition, process the PLS purchased from Minera Illapel which will significantly enhance the output of copper sulfate.

Mineraltus – Tailings Treatment Subsidiary

Mineraltus SA was created as a subsidiary to clean up tailings from closed mining operations, charging the government and private mine owners for the clean-up and potentially taking mineral rights on the abandoned tailings. Mineraltus has entered into one agreement, the Congo Project, and is not currently exploring any other opportunities.

Congo Project

Mineraltus previously agreed to remove the tailings and restore the value of the property so that it could be used for development projects. The Company’s purchase price was $7 million payable as follows:

•	$360,000 was paid on November 26, 2012 for the right to use all assets and facilities;
•	$436,828 payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets;
•	$6,203,172 payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made. Lease payments had not yet begun and were in default as of the time of this filing.

The required lease payments for the Congo Project have not been made to date and production of the copper sulfate processing plant on the property has not begun. The Company is currently in negotiations to amend the original agreement through arbitration but no agreement has been finalized. On October 16, 2014, we were informed that an injunction order was granted against Lustros Chile SPAs assets in the arbitration until a resolution is reached. These assets include bank accounts and Lustros’ shares on Sulfatos Chile S.A. Because the Company was in default under the original terms of this agreement and the resolution of said default is currently unknown, the Company elected to fully reserve for the $360,000 paid for the right to use as of December 31, 2013. $465,239 in lease payments were accrued as of December 31, 2013. There is approximately $3,017,191 claimed against the Company in arbitration in this matter. Should the arbitrator decide against the Company, it may be forced to liquidate some or all of its assets to satisfy the judgment. The Company currently has no plans to move forward with this project and is considering its options.

Employees

As of the date of this filing, we currently have four management level employees who work for Lustros, Inc. (two are employed full time and two are employed on a part-time basis and are not compensated) and one full time office staff member. Sulfatos Chile employs 39 full-time employees.

We may require additional employees in the future as we expand our operations. There is intense competition for capable, experienced personnel and there is no assurance we will be able to obtain new qualified employees when required.

Competition

We compete with other mineral resource processing, exploration and development companies for financing and for the acquisition of raw material. Many of the mineral resource processing, exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of ore. This competition could have an adverse impact on our ability to acquire the raw materials needed to produce our product or to achieve the financing necessary for us to fund operations and develop other projects.

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

We believe that we are in compliance in all material respects with applicable Chilean mining, health, safety and environmental statutes and the regulations passed thereunder. There are no current orders or directions relating to us with respect to the foreign laws and regulations.

We have obtained or have pending applications for those licenses, permits or other authorizations currently required in conducting our exploration and other programs, but may from time to time need to apply for new, or renew our current, licenses, permits or other authorizations to continue our business or expand our operations.

Environmental Regulation

In connection with mining, production and exploration activities, we are subject to extensive Chilean laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. Potential areas of environmental consideration for mining companies, including ours include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water courses, dust and noise. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. These laws are continually changing and, in general, are becoming more restrictive. Additionally, we may be subject to liability for pollution or other environmental damages that we may elect not to insure against due to prohibitive premium costs and other reasons.

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

Item 1B        UNRESOLVED STAFF COMMENTS

We received a comment letter from the Commission on January 23, 2014 with regard to our Registration Statement on Form S-1, which was filed on December 27, 2013. We have not yet responded to this letter as we needed to first update our periodic reports. We have included disclosure in this Form 10-K which we believe is consistent with the Commission’s comments and plan on revising our Form S-1 and formally responding to the Commission upon completion of this Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and September 30, 2014, respectively.

Item 2          PROPERTIES

Our corporate office is located at 9025 Carlton Hills Blvd., Santee, California 92071. This facility is a 1,530 square foot administrative office space, which we have leased through September 30, 2015 with extensions available through September 30, 2017 at a monthly rent of $2,029. Our telephone number at this facility is 619-449-4800. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional facilities. We do not presently own any real property in the United States.

Sulfatos Chile has offices in Santiago, Chile located at Avenida Nuevade Lyon 96 Officina 202, Providencia, Santiago, Chile that are leased at a cost of 1,745,585 CLP or approximately $2,910 per month. It is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our operations in Chile. We do not foresee any significant difficulties in obtaining any required additional facilities. Additionally, through Sulfatos Chile we hold interests in the Anico Copper Mine mining property described below, and we own the property on which the processing plant is located, 835 hectares in Fundo Puerto Oscuro, Comuna de Canela, Province of Choapa, Los Vilos, Chile.

The Sulfatos Chile property is located in the la Cuarta region, close to the township of Canela and less than 20 Km from the Ruta 5 highway, 22 kilometers northeast of the community of Illapel in the fourth region of the Choapa Province. Illapel is located on a plain along the side of the Illapel River, approximately 57 km northeast from Los Vilos and approximately 144 km south from Ovalle. The Sulfatos Chile property is located at latitude North 31 degrees, 25 minutes, 6953 seconds, longitude East, 71 degrees, 10 minutes, 588 seconds, with UTM coordinates of 6.521.208 meters North, 293.319 meters East. The Sulfatos Chile property is approximately 22 km by conventional roadways, from Illapel, on the road leading to Combarbalá, past the Auco sector, following the road that leads to Cocou, then to Culen Creek, where the Sulfatos Chile property is located.

On February 21, 2011, a lease offer with purchase option agreement was formalized between Sulfatos Chile and the property owners of the plant site. The lease with option to purchase has a term of 10 years and includes the water rights of 2 liters per second. This agreement has been superseded by a purchase agreement executed on March 31, 2011. The total purchase price for 835 hectares in Fundo Puerto Oscuro, Comuna de Canela, Province of Choapa, Los Vilos, Chile is 280 million Chilean Pesos (currently $585,040 US) payable over 2 years. 100 million Chilean Pesos (currently $217,276 USD) was paid upon signing and 90 million Chilean Pesos ($183,882 USD) was due one year after signing and 90 million Chilean Pesos (currently $183,882 USD) is due two years after signing. On June 12, 2014, Sulfatos Chile SA and the Landowners signed a Loan Refinance Agreement (the “Loan Refinance Agreement”) whereby the parties agreed that Sulfatos Chile SA will pay the Debt in thirty-seven installments, which will accrue interest at a rate of 3% per year, payable at the end of the last installment. The parties agree that the total amount of the interest accrued will be CLP$7,822,942, or approximately $14,004 US dollars. The first installment for CLP$10,000,000, or approximately $17,901 US dollars, was paid at the signing of the agreement. The following 35 installments of CLP$5,000,000 each, or approximately $8,951 US dollars, will be paid monthly within the first five days of each month, beginning in August of 2014. The final installment, number 37, for the remaining unpaid principal and all accrued interest, will be made in one payment for a total of CLP$12,227,995, or approximately $21,890 US dollars.

Item 3          LEGAL PROCEEDINGS

The Company was named in a action filed by Unirac, Inc. in New Mexico State Court on June 22, 2011 (Unirac, Inc. v. Power Save Energy Corporation et al., Case No. D-202-CV-2011-06295). Also named as defendants in this lawsuit were, among others, SLO 3 Holdings, Inc., Michael Forster, and Zirk Engelbrecht (“Other Defendants”). A settlement agreement was entered into on July 1, 2013, whereby the Other Defendants agreed to be responsible for paying Unirac, Inc.’s claim; however, pursuant to that settlement agreement, Unirac, Inc. retained the right to pursue the Company for payment of its claim if the Other Defendants did not honor their commitment to do so. A Stipulated Judgment (“Judgment”) was entered into in the New Mexico State Court action based upon this settlement agreement on July 19, 2013. The Plantiff has recently taken action to enforce this Judgment by filing an Application for Entry of Judgment on Sister State Judgment in San Luis Obispo County, California. Assuming that Michael Forster, Zirk Engelbrecht (aka Zirk de Maison) and/or SLO 3 Holdings, Inc. have the financial capacity to pay the Judgment, interests and any associated costs, and do not dispute the validity or enforceability of the Judgment, the Company should have no financial exposure in connection with this lawsuit. However, the Company has done no investigation to determine the financial ability of the Other Defendants to pay the funds now due pursuant to the Judgment. The Company does have information, however, that one of the defendants, Mr. Engelbrecht/de Maison, is incarcerated and his assets have been frozen. Also, the Company does not know if any of the Other Defendants are, for any reason, disputing the validity or enforceability of the Judgment.

The Company was engaged in litigation in the Supreme Court in the County of Westchester, New York, Index No. 11139/2009, in the matter Steeneck v. Power-Save and Engelbrecht. The claim was brought before the Court on or about May 8, 2009, although the defendants were never notified of the action until September 2012. Putting aside pleading in the alternative (duplicative claims under different legal theories for the same acts/omissions to act) the claim appears to be for approximately $200,000. As reported on Form 8-K filed with the Commission on January 18, 2013, the Company was informed that on January 10, 2013 the Court filed and entered a Decision & Order stating that the statute of limitations of the action had expired and that the plaintiff is not entitled to the relief that was sought. The plaintiff’s motion was denied and the case is now marked as disposed by the court.

The Company’s subsidiary, Sulfatos Chile, is engaged in arbitration in Chile, Docket Number 1639-2012 before Mr. Andres Molina del Rio, whereby Franciso Javier Morales Rivera E.I.R.L and Nunez Ojeda y da Silva LLC asked for the termination of the Engineering and Construction contract of the Anica Plant and sought damages of $1,989,300 for breach of contract. This matter was settled on May 6, 2014 by way of a public deed with the claimants and respondents both dismissing their claims and counterclaims respectively.

The Company’s subsidiary, Sulfatos Chile, is engaged in arbitration in Chile, Docket Number 5765-2013 before Mr. Mauricio Izquierdo, whereby in May of 2013 Minera Anica S.A. asked for the dissolution of Sulfatos Chile S.A. as a consequence of a breach of the stockholders’ agreement by Santa Teresa Minerals and seeking a to be determined amount of damages to be discussed in a different stage of the trial. Bluestone SpA (a wholly owned subsidiary of Lustros Chile S.A.), Santa Teresa and Lustros Chile SpA. filed their responses to the claim, asking the Court to dismiss it. Also, Bluestone SpA filed a counter claim against Minera Anica S.A. Minera Anica alleging, among other things, a breach of the articles of incorporation of Sulfatos Chile S.A. The probatory stage of this case is still pending.

The Company’s subsidiary, Lustros Chile SpA, is engaged in arbitration in Chile, Docket Number 1933-2013, before Mr. Juan Carlos Varela M. whereby Nueva Pudahuel filed a request for arbitration before the Center for Arbitration and Mediation of the Santiago Center of Commerce in December of 2013 against Lustros Chile, SpA, a wholly owned subsidiary of the Company, asking for the termination of the tails contract referred to the “Congo” project. It is also asking for the restitution of some properties, the payment of due rent, and damages in the amount of $3,017,191, (i) USD 775,396.5 for unpaid rents 2013-2014; (ii) USD 77,539.65 for each month of delay; (iii) UF 50.000.- under penalty clause. Lustros is asking for the termination of the contract, plus damages of UF 50.000 in a counterclaim under the penalty clause. On July 31, 2014 we filed our rejoinder to their claim and our rebuttal to our counter claim. On September 16, 2014 and September 29, 2014, the parties attended conciliatory hearings before the arbitrator. The arbitrator conceded an extension for the parties to continue conversations about the possibility to settle. That extension ended on October 6, 2014. In addition, Lustros Chile SpA has filed a civil law action, objection to an arbitrator Docket Number 111-2014 before the 23rd Civil Trial Court in Santiago. We are asking the Civil Trial Court to declare that Mr. Varela, as an arbitrator for the case Docket Nº 1933-2013 cannot continue the arbitration because of his objection in the process. This action was brought since the arbitrator filed a preliminary decision on the matter before he was allowed to do so. Therefore, we believe that he lacks impartiality for the final ruling. On October 16, 2014, we were informed that an injunction order was granted by Mr. Varela and executed on Lustros Chile SpA’s assets in the arbitration. As a consequence, the following assets are and will remain seized:  Lustros Chile SpA’s shares in Sulfatos (600,000 shares though it is alleged that Lustros Chile SPA does not own any property or shares in Sulfatos Chile S.A.); 24,000 shares in Bluestone SpA; bank account ending in 0748 at Itaú Bank; all credit that Lustros Chile SpA has against Sulfatos Chile S.A.; and all credit related to the current account between Lustros Chile SpA and Sulfatos Chile S.A. On October 16, 2014 the Company’s bank account at Itau Bank was levied for 29,019,497 CLP or approximately $49,636 US Dollars. These measures will remain in place until Lustros Chile SpA pays Nueva Pudahuel the full claimed amount, offers assets as guarantee, or arrives at a settlement. Lustros Chile SpA continues to vigorously defend against the actions taken and is working through its Chilean attorneys to resolve these matters as soon as reasonably possible. The arbitration and the trial are in their final stages, the parties having presented their main arguments and means of proof however no decision has been made as of the time of this filing. Our copper sulfate processing plant is currently shut down pending resolution of this matter.

The company’s subsidiary, Sulfatos Chile S.A., in engaged in litigation before the 8th Civil Trial court of Santiago, Docket Nº 18242-2013, in the matter Nueva Pudahuel S.A. v. Sulfatos Chile S.A. The claim was brought before the court on or about November 2013. Nueva Pudahuel S.A. is claiming for the payment of invoices for a total amount of $58,386.61. The company has filed a formal opposition to such claim, under articles 464 et seq of the Chilean Civil Procedural Code., which is currently in the probatory stage.

The Company’s subsidiary, Sulfatos Chile S.A. is involved in various labor lawsuits with former employees that are likely to have an unfavorable outcome. We have accrued approximately $345,000 as of the date of this filing to handle these claims.

The Company’s subsidiary, Sulfatos Chile S.A. is engaged in litigation before the 4th Civil Trial Court of Santiago, Docket No. 25496-2014, in the matter of Oryxeio Ingenieria Limitada v. Sulfatos Chile S.A. On December 22, 2014 Sulfatos Chile S.A. was declared bankrupt by the court. The Board of Directors of Sulfatos Chile S.A. decided not to oppose the bankruptcy process. The Company will provide more information on these proceedings via a Current Report on Form 8-K as it becomes available.

Other than the foregoing, we know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4          MINE SAFETY DISCLOSURES

As of December 31, 2013, we were an exploration stage company in pilot production at our copper sulfate production plant and had not engaged in any actual mining activities that would result in mining violations.

PART II

Item 5          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently traded on the OTC Pink Sheets under the symbol “LSTS.” Our symbol was previously “LSLD” from March 9, 2012 until January 10, 2013 when our symbol was changed to our current symbol “LSTS.” Prior to the Bluestone Acquisition, our symbol was “PWSV”. The market represented by the OTC Markets, Inc. Pink Sheets is limited and the price for our Common Stock quoted on the OTC Markets, Inc. Pink Sheets is not necessarily a reliable indication of the value of our Common Stock. Our stock is a “penny stock” as defined in the penny stock rules which are under Exchange Act Section 15(h) and Exchange Act Rules 3a51-1 and 15g-1 through 15g-100, all as amended.

The following table sets forth the high and low bid prices for shares of our Common Stock for the period from January 1, 2012 to December 4, 2014, as reported on the OTCQB and OTC Markets, Inc. Pink Sheets (as of April 16, 2014). Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
2014
Fourth Quarter (through December 4, 2014)	$0.095	$0.015
Third Quarter	$0.15	$0.05
Second Quarter	$0.18	$0.07
First Quarter	$0.32	$0.08

	High	Low
2013
Fourth Quarter	$0.48	$0.14
Third Quarter	$0.44	$0.14
Second Quarter	$0.63	$0.30
First Quarter	$1.06	$0.32

	High	Low
2012
Fourth Quarter	$1.50	$0.66
Third Quarter	$1.72	$1.06
Second Quarter	$2.48	$0.60
First Quarter (March 9-March 31)	$1.53	$0.41
First Quarter (January 1-March 8)*	$1.01	$0.11

*The share prices from January 1, 2012 through March 8, 2012 share prices for the Common Stock of the Company reflect pre-Bluestone Acquisition reverse merger share prices.

Description of Securities

On December 3, 2013 the Company filed a Definitive Schedule 14C Information Form with the SEC informing them that the holders of more than a majority of the outstanding Common Stock of the Company had approved to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000 which had been approved by a vote of the shareholders of the Company on November 20, 2013.

Holders

As of December 5, 2014, an aggregate of 121,160,193 shares of Common Stock were issued and outstanding and were held by approximately 503 holders of record, based on information provided by our transfer agent. This total excludes 202,794 shares of Preferred Stock which are convertible in to 20,279,400 shares of Common Stock.

Recent Sales of Unregistered Securities

2013 Issuances

The authorized capital stock of Lustros consists of 250,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value of $0.001 per share, designated “Series A Preferred Stock.” Each share of Series A Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock, and is entitled to 100 votes per share on all matters submitted to the shareholders of Lustros. On December 31, 2013, there were 97,169,346 shares of Common Stock and 441,416 shares of Series A Preferred Stock outstanding.

From January 2013 through December 2013, Magna converted $527,378 of their loans and $1,338 in accrued interest valued at $977,733 with the debt discount into 2,424,728 shares of Common Stock.

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

On April 22, 2013 the Board of Directors of the Company approved the sale of up to 100,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $10.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions. On June 25, 2013 the Board of Directors of the Company approved increasing the number of Preferred Series “A’ Shares available for sale to 142,200. The Series A Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The termination date of the offering was September 30, 2013, and a total of 142,200 Series “A” Shares for a total of $1,422,000 have been subscribed for to date, $700,000 were received in cash proceeds and $722,000 were settled against related party notes. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever.

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

On November 13, 2013 Angelique de Maison agreed to convert 4,500,000 shares of Common Stock into 45,000 shares of Preferred Series “A” Shares of the Company. These Preferred Series “A” Shares are convertible back to Common Stock at the holder’s option at the rate of 100 shares of Common Stock for each Preferred Series “A” share.

On November 13, 2013 the Board of Directors of the Company approved that as a condition to closing a financing transaction, all related party debt would be converted into stock of the Company. A total of $880,640 in debt was converted into 55,040 shares of Preferred Series A Stock at $16 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The termination date of the offering was October 31, 2013. The offering was only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever.

On November 15, 2013, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with several accredited investors pursuant to which an initial closing has occurred with respect to which certain accredited investors purchased a total of 1,975,000 units at a purchase price of $.80 per unit, for a total purchase price of $1,580,000. Each unit (“Unit”) consists of five shares of Common Stock of the Company and one warrant to purchase a share of common stock of the Company (“Warrant”). The Unit Purchase Agreement, as amended, allows for sales of up to $1,650,000 aggregate purchase price for the Units, and the Company may have one or more subsequent closings until it reaches the $1,650,000 limit. The shares purchased in conjunction with the Units will be registered on a resale registration statement to be filed by the Company in conjunction with a registration rights agreement which was executed in connection with the Unit Purchase Agreement. As of December 31, 2013 a total of 9,875,000 common shares had been sold under these Unit Purchase Agreements for $1,580,000 in cash proceeds less fees. This registration statement is required to be filed within 30 days of the closing date as contemplated by the Unit Purchase Agreement. Each Warrant issued in connection with the units bears a $0.25 per share exercise price and expires on the third anniversary of the date of issuance. If at any time the volume weighted average price as reported on Bloomberg, LP on the OTCQB or other principal market for the Company’s common stock for one share of the Company’s common stock is more than $.50 (as adjusted for stock splits and reverse splits) for a period of thirty (30) consecutive calendar days, the Company, may, upon twenty (20) business days prior written notice, repurchase this Warrant in whole or in part, whether or not the actual Warrant is tendered to the Company, at a purchase price of $.001 per share represented by the portion of the Warrant being repurchased, which payment must be made by the Company to the Warrantholder no later than 5 PM Pacific standard time on the 15th business day following the date of tender of written notice by the Company to the Warrantholder to repurchase such Warrant. All issuances of the Company’s securities pursuant to the above have been made, or will be made, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended and Regulation D, as amended, as promulgated under the Securities Act of 1933, and all investors in the above referenced transaction are accredited investors as such term is defined in Regulation D. No general solicitation or advertising was used in connection with the sale of such securities, and the Company has imposed appropriate limitations on resales.

Axiom Capital Management, Inc. acted as sole placement agent in connection with the financing and received a 9% commission and is entitled to warrants to purchase shares of the Company’s Common Stock equal to 10% of the aggregate purchase price paid by each purchaser of the Units at the same terms as the Warrants issued to said purchasers.

2014 Issuances

On January 16, 2014, a holder of a Convertible Note (see Note 7 – Debt) in the amount of $20,000 elected to convert their Convertible Note into Common Stock of the Company. $20,000 of principal plus $802.19 in accrued interest was converted into 128,647 shares of Common Stock at the rate of $0.1617 (60% of the 10 day average on 1/16/2014) which is a discount of $0.1078 per share.

On March 5, 2014, Suprafin, Ltd. converted 39,540 shares of Series A Preferred Stock into 3,954,000 shares of Common Stock of the Company.

On June 16, 2014, Angelique de Maison converted 178,200 shares of Series A Preferred Stock into 17,820,000 shares of Common Stock of the Company and a company controlled by Ms. de Maison converted 2,941 shares of Series A Preferred Stock into 294,100 shares of Common Stock of the Company.

On August 14, 2014, a shareholder converted 17,941 shares of Series A Preferred Stock into 1,794,100 shares of Common Stock of the Company.

Dividends

Our Board of Directors has not declared a dividend on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore material, there can be no assurance that any dividends on our common stock will be paid in the future.

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

We market and sell copper sulfate obtained by processing copper ore raw materials purchased from third parties at a Company-owned processing facility in Chile.

On March 9, 2012, Lustros acquired all of the outstanding capital stock and rights to acquire capital stock of Bluestone, S.A. a Chilean corporation, in exchange for 60,000,000 shares of its common stock (the "Bluestone Acquisition"). As of the closing, these shares represented 96.7% of Lustros' outstanding common stock. For financial reporting purposes, the Company has treated the Bluestone Acquisition as a reverse acquisition with Bluestone the acquiring entity and Lustros as the acquired entity. As a result, the Company's financial statements reflect the financial information of Bluestone prior to March 9, 2012 and the combined entity on and after March 9, 2012. Because Bluestone commenced operations in January 2012, there are no results of operations for Bluestone prior to that date.

On February 15, 2012, Bluestone purchased a 60% equity interest in Sulfatos Chile, S.A. from Santa Teresa Minerals S.A., a Chilean corporation ("Santa Teresa Minerals"). The purchase price for the equity interest was: (a) a 20% interest in Bluestone; (b) $2.2 million, with $1.1 million paid by assumption of a demand loan payable by Santa Teresa Minerals to Angelique de Maison, and the balance of $1.1 million to be paid in monthly installments from time to time upon demand by Santa Teresa Minerals. As of December 31, 2013, the entire purchase price has been paid. On October 16, 2012 Angelique de Maison entered into an agreement with Santa Teresa Minerals pursuant to which Santa Teresa Minerals waived and released any claim to any Equity Interests in Bluestone or Lustros and their affiliated companies, with Bluestone and Lustros Inc. express third party beneficiaries of that waiver and release. As such, Santa Teresa Minerals' 20% interest in Bluestone has been cancelled, and Bluestone is a wholly owned subsidiary of Lustros. This acquisition has been treated as an "asset purchase" for financial reporting purposes. Because the acquisition was between related parties, the purchase price has been allocated to additional paid-in capital and the assets and liabilities were carried over at historical costs. Results of operations for Sulfatos have been reflected in the Company's financial statements from the closing date.

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

We process raw copper ore material at our copper sulfate processing plant in Puerto Oscuro, Chile. We obtain the copper ore by purchase from local corporate and artisanal miners. Our copper sulfate facility began crushing and processing 5,000 tons of raw material per month in the second quarter of 2014. However, the Company shut down the copper sulfate processing plant in December 2014 pending resolution of legal matters (See Item 3 - Legal Proceedings).

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at December 31, 2013 except for Sulfatos and Mineraltus, which we control. Due to the structure of our ownership interests in Sulfatos and Mineraltus, in accordance with generally accepted accounting principles, we consolidate the financial statements of Sulfatos and Mineraltus into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in Sulfatos and Mineraltus are reflected as income attributable to non-controlling interests in our consolidated statements of operations and as a component of stockholders’ equity on our consolidated balance sheet. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of Sulfatos and Mineraltus, adjusted for non-controlling interests in Sulfatos and Mineraltus. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

RESULTS OF OPERATIONS

The following discusses results of operations from Inception (January 1, 2012) to December 31, 2013.

Revenue for the year ended December 31, 2013 was $204,239 as opposed to $54,902 for the year ended December 31, 2012, most of which was earned from sales of the first pilot run of copper sulfate in December 2013. Gross loss for the year ended December 31, 2013 was $107,122 as opposed to a gross profit of $54,902 for the year ended December 31, 2012. We incurred a gross loss at December 31, 2013 due to the high costs of the small pilot production run produced to validate the operation of the copper sulfate processing plant. We expect revenues to increase significantly after the full scale launch of our copper sulfate production facility which began in the second quarter of 2014.

Operating expenses for the year ended December 31, 2013 were $10,571,612 as opposed to $4,583,352 for the year ended December 31, 2012. Operating expenses were primarily associated with the operations of Sulfatos in the ordinary course of business as well as legal and accounting expenses required by a public company.

Due to the losses during the period the Company has not recorded a provision for income taxes. The Company will carry back any net operating loss to recover taxes paid in prior periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity securities. From inception through December 31, 2013, we have not generated revenue from operations that was significant enough to produce an operating profit.

Subsequent sources of outside funding will be required to fund the Company’s future growth and will also be required for working capital, capital expenditures and corporate operations if the Company does not reach cash positive cash flow in the near future. No assurances can be given that the Company will be successful in arranging the further funding needed to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Cash, Cash Equivalents, and Working Capital

At year end December 31, 2013 we had cash and cash equivalents of $615,469. At year ended December 31, 2012 we had $277,565 of cash and cash equivalents.  At December 31, 2013 we had a working capital deficit of $1,959,851 compared to a working capital deficit of $2,497,941 at December 31, 2012. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

The amount of cash and cash equivalents and short-term investments which we hold outside the U.S. was $128,063 as of December 31, 2013 and $277,236 as of December 31, 2012. These were not needed for our domestic operations, but if they were, we would be required to accrue and pay federal taxes to repatriate these funds. We intend to permanently invest these foreign amounts outside of the U.S. and our current plans do not demonstrate the need to repatriate the foreign amounts to fund our domestic operations.

Cash Flows from Operating Activities

In 2013, $3,454,059 was used for operating activities. Of the net cash used in 2013, $5,206,090 was used to fund the operations of the business while $1,752,031 was generated from changes in operating assets and liabilities. Of the net cash used of $3,670,487 in 2012, $4,448,527 was used to fund the operations of the business while $778,040 was generated from changes in operating assets and liabilities

Cash Flows from Investing Activities

Net cash used by investing activities for year ended December 31, 2013 was $393,007 compared to net cash provided by investing activities of $292,383 for the same period in 2012. Investing activities were primarily for the acquisition of Sulfatos Chile by Bluestone and for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $3,753,214 compared to net cash provided by financing activities of $3,680,108 for the same period in 2012. Financing activities were primarily sales of the Company’s Common and Preferred Stock. Cash from financing activities is used to fund ongoing operational requirements, research & development, administrative and capital needs.

Significant Financing Arrangements

From March 5, 2014 through December 3, 2014 Bass Energy and LV Ventures, Inc. provided the Company with $2,663,596 in cash through two year convertible notes which bear interest at 5% per annum. These notes are convertible into shares of the Company’s Common Stock at the rate of $0.16 per share with 25% warrant coverage at $0.25 per share which is identical to the financing round closed by the Company in December of 2013.

As of December 31, 2013, our current liabilities exceeded our current assets by $1,959,851. At December 31, 2013, we had cash in the amount of $615,469.

Subsequent sources of outside funding will be required to fund the Company’s working capital, capital expenditures and corporate operations if the Company does not reach cash flow positive. No such financing arrangements currently exist and no assurances can be given that the Company will be successful in arranging the further funding needed to continue the execution of its business plan including the development and commercialization of new products, or if successful, on what terms. Failure to obtain such funding will require management to substantially curtail, if not cease operations, which will result in a material adverse effect on the financial position and results of operations of the Company.

Cash Requirements

During the next twelve months, the Company plans to satisfy its cash requirements by income from operations, loans and the sale of debt and equity securities. There can be no assurance that the Company will be successful in raising the capital it requires through loans or the sale of securities. While directors, officers, and principal shareholders have provided funding to the Company since inception, they have no commitment to provide additional funding. Currently our bank accounts in Chile are frozen pending resolution of the arbitration in the Congo Project as is our interest in Sulfatos Chile which could substantially impact our ability to raise capital.

Sulfatos Chile

The Company acquired property and equipment owned by Sulfatos Chile with a historical cost value of $7,331,655 in the Bluestone Acquisition in March 2012. The Company spent an additional $4M in operating capital, property and equipment purchases as of December 31, 2013 toward the completion of the copper sulfate processing plant in Puerto Oscuro, Chile which was operating in pilot production as of December 31, 2013 and began commercial production in April of 2014.

Going forward, Sulfatos Chile expects to incur average monthly costs, of approximately $125,000 - $150,000 in addition to cost of goods sold.  These costs will be paid for by income from operations and intercompany loans.

Congo Project

The required lease payments for the Congo Project have not been made to date and production of the copper sulfate processing plant on the property has not begun. The Company is currently in negotiations to amend the original agreement through arbitration but no agreement has been finalized. Because the Company was in default under the original terms of this agreement and the resolution of said default is currently unknown, the Company elected to fully reserve for the $360,000 paid for the right to use as of December 31, 2013. $465,239 in lease payments were accrued as of December 31, 2013. There is approximately $3,017,191 claimed against the Company in arbitration in this matter. Should the arbitrator decide against the Company, it may be forced to liquidate some or all of its assets to satisfy the judgment. The Company currently has no plans to move forward with this project and is considering its options in arbitration.

Future Financing

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders; however we do not have any present plans to raise funds at this time. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned operational activities.

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

Mining Properties and Equipment

The Company follows the successful efforts method of accounting. All developmental costs are capitalized. Depreciation and depletion of producing properties is computed on the unit-of-production method based on estimated proved reserves. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of our properties are compared to management's future estimated pre-tax cash flow from the properties. If undiscounted cash flows are less than the carrying value, then the asset value will be written down to fair value. Impairment of individually significant unproved properties are assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis.

Asset Retirement Obligation

The Company follows ASC 410, Asset Retirement and Environmental Obligations, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, the Company estimates that an asset retirement obligation of $433,794 exists. Accordingly, a liability for this amount has been included in accounts payable and accrued liabilities.

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

Design, Construction, and Development Costs

Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves. Under these circumstances, we classify the project as an exploration stage project and expense substantially all costs, including design, engineering, construction, and installation of equipment. Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized. If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized. Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment. If a project is not reliant on proven or probable reserves, we classify the project as an exploration stage project and capitalize substantially all construction in process costs, including design, engineering, construction, equipment and installation of equipment. Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use. The cost of start-up activities and on-going costs to maintain production are expensed as incurred. Costs of abandoned projects are charged to operations upon abandonment.

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

In April 2014, the Financial Accounting Standards Board issued an accounting standard update that amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendment should be applied prospectively and is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The adoption of this guidance will not have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2014, the FASB issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2016, with early application not being permitted. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.

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

Item 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS TO OUR BUSINESS

We recently have become the subject of an involuntary bankruptcy of our subsidiary and cannot predict the outcome.

On December 22, 2014, we were advised that The Company’s subsidiary, Sulfatos Chile S.A. was declared bankrupt by the 4th Civil Trial Court of Santiago, Docket N⁰ 25496-2014, in the matter of Oryxeio Ingenieria Limitada v. Sulfatos Chile S.A. The Board of Directors of Sulfatos Chile S.A. decided not to oppose the bankruptcy process. Due to the recent filing, we are not yet able to assess the full ramifications of the filing, including whether we will be able to operate in a capacity analogous to a debtor in possession.  The results of this bankruptcy may include a liquidation of those assets and we cannot adequately predict an outcome until we are further advised as to developments.

Our copper sulfate processing plant is currently shut down pending the resolution of a dispute in arbitration.

As of the date of this filing the our copper sulfate plant is currently shut down pending the resolution of the arbitration with Nueva Pudhuel regarding the Congo project (See Item 3- Legal Proceedings).  Currently an injunction order is in effect and the following assets are and will remain seized:  Lustros Chile SpA’s shares in Sulfatos (600,000 shares); 24,000 shares in Bluestone SpA; bank account ending in 0748 at Itaú Bank; all credit that Lustros Chile SpA has against Sulfatos Chile S.A.; and all credit related to the current account between Lustros Chile SpA and Sulfatos Chile S.A. These measures will remain in place until Lustros Chile SpA pays Nueva Pudahuel the full claimed amount, offers assets as guarantee, or arrives at a settlement. Lustros Chile SpA continues to vigorously defend against the actions taken and is working through its Chilean attorneys to resolve these matters as soon as reasonably possible. The arbitration and the trial are in their final stages, the parties having presented their main arguments and means of proof however no decision has been made as of the time of this filing.

Our existing production is limited and our ability to become and remain profitable over the long term may depend on our ability to obtain copper raw materials from third party miners, which we may not be able to do.

We started limited commercial operation in April 2014. Our ability to become and remain profitable over the long term depends on our ability to obtain copper raw materials from other sources. The acquisition of copper raw materials is subject to competition. Companies with greater financial resources, larger staff, and more experience may be in a better position than us to compete for such materials. If we are unable to find and economically purchase materials, we most likely will not be profitable on a long term basis and the price of our Common Stock may suffer.

Our ability to increase our production of copper sulfate is dependent upon our ability to obtain and maintain permits.

Our ability to operate beyond crushing 5,000 tons per month of copper ore is dependent upon obtaining a permit for unlimited crushing of copper ore. We commenced the application process in 2012 and have not yet received the permit and have no current estimation on when or if we will receive this permit. Until we receive this final permit, we cannot crush raw materials at the full plant capacity of 15,000 tons per month. If we are unable to obtain this permit or obtain it in the near future without undue delay and expense, our ability to operate our plant at full capacity will be materially hindered and will have a material adverse effect on our ability to operate our business and on our financial condition.

The volatility of the price of precious metals could adversely affect our future operations and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of copper ore and copper sulfate. The price of copper ore and copper sulfate produced on our properties may also have a significant influence on the market price of our Common Stock and the value of our properties. Our decision to put another plant into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.

The price of copper ore and copper sulfate is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major producing countries throughout the world. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event prices for copper ore or copper sulfate decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We currently do not enter into forward sales, commodity, derivatives or hedging arrangements and as a result we are exposed to the impact of any significant decrease in prices which could have a material adverse effect on our ability to generate revenue.

We will sell the copper sulfate we are producing at the prevailing market price. Currently, we do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future copper sulfate production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the price, but we are not protected against decreases in the price, and if the price decreases significantly, our revenues may be materially adversely affected.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations.

Our current and future operations, including development activities and commencement of production at our plant’s full capacity, require permits from governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in property exploration and the development or operation of mines and related facilities generally experience increased costs, and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits. We cannot predict if all permits, which we may require for continued exploration, development or construction of mining facilities and conduct of mining operations will be obtainable on reasonable terms. Costs related to applying for and obtaining permits and licenses may be prohibitive and could delay our planned exploration and development activities. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

The Company may enter into joint venture and option agreements with other parties, which could decrease our ownership interest and control over such properties.

We may, in the future, enter into option or joint venture agreements and we may have our interest in the properties subject to such agreements reduced or terminated as a result. Furthermore, if other parties to such agreements do not meet their share of such costs, we may be unable to finance the cost required to complete recommended programs. In many joint ventures or option arrangements, we would give up control over decisions to commence work and the timing of such work, if any.

Since most of our expenses are paid in Chilean pesos, we are subject to adverse changes in currency values that may adversely affect our results of operation.

Our operations in the future could be affected by changes in the value of the Chilean peso against the United States dollar. The appreciation of non-US dollar currencies such as the peso against the United States dollar increases expenses and the cost of purchasing capital assets in United States dollar terms in Chile, which can adversely impact our operating results and cash flows. Conversely, depreciation of non-US dollar currencies usually decreases operating costs and capital asset purchases in United States dollar terms. The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates.

Title to our properties may be subject to other claims, which could affect our property interests and claims.

There are risks that title to our properties may be challenged or impugned. All of our properties are located in Chile and may be subject to prior unrecorded agreements or transfers and title may be affected by undetected defects. There may be valid challenges to the title of our properties, which, if successful, could impair development and/or operations. This is particularly the case in respect of those portions of the properties in which we hold our interest solely through a lease with the claim holders, as such interest is substantially based on contract and has been subject to a number of assignments (as opposed to a direct interest in the property).

In the event of a dispute regarding title to our claims or any facet of our operations, it may be necessary for us to resolve the dispute in Chile, where we would be faced with unfamiliar laws and procedures.

In the event of a dispute regarding title to our claims and interests or any facet of our operations, it may be necessary for us to resolve the dispute in Chile, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States. However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in any foreign country, we are faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Chile or any other foreign country.

Increased costs could affect our financial condition.

We anticipate that costs at our copper sulfate plant or any for future projects that we may explore or develop, will frequently be subject to variation from one month to the next due to a number of factors, such as changing copper ore grade as purchased from third parties, or increases in purchased copper ore prices, in response to the availability of copper ore in the market. In addition, costs are affected by the price of commodities such as solvents, fuel, water and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on our profitability.

A shortage of equipment, materials and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies, materials and equipment to carry out our operations. The shortage of copper ore, solvents, water, vehicles for transportation of raw materials and finished product, or equipment and parts that may be needed from time to time to maintain or repair our copper sulfate processing plant could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

We do not insure against all risks to which we may be subject in our planned operations.

We do not maintain insurance to cover all of the potential risks associated with our operations. We only maintain general liability, Chilean workers compensation, and directors and officers insurance. We may also be unable to obtain insurance to cover other risks at economically feasible premiums or at all. Insurance coverage may not continue to be available, or may not be adequate to cover all liabilities. We might also become subject to liability for environmental, pollution or other hazards associated with mineral exploration and production which may not be insured against, which may exceed the limits of our insurance coverage, if any, or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

If capital is not available to us to expand our business operations, we will not be able to pursue our business plan.

We will require substantial additional capital to operate and expand our current properties, potentially acquire additional properties and to participate in the development of those properties. Cash flows from operations, to the extent available, will be used to fund these expenditures. We intend to seek additional capital from loans from shareholders and from private equity offerings. Our ability to access capital will depend on our success in participating in properties that are successful producing precious metals at profitable prices. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments.

Our business may be adversely affected by risks associated with foreign operations.

Our operations are currently located in Chile, and in the future we may acquire other operations based outside of the United States. Political uncertainties, economic changes, civil unrest, exchange rate fluctuations, adverse changes in legal requirements, including tax, tariff and trade regulations and other difficulties in working with companies managed outside the United States could seriously harm the development of our business and ability to operate. Further, if we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

A former officer and director of the Company is has been charged in a criminal complaint which could damage our reputation by association.

Our former officer and director, Zirk de Maison/Engelbrecht, who resigned from his last position of director with the company in February of 2014, has been charged in a criminal complaint by the US District Court in Northern Ohio of conspiracy to commit wire fraud and securities fraud, wire fraud, securities fraud, money laundering and use of interstate commerce for purpose of securities fraud and is also a defendant in a complaint by the Securities and Exchange Commission for violation of securities laws in connection with an unrelated company. Our reputation may be adversely affected due to Mr. de Maison’s former relationship with the Company which could hurt our ability to raise capital needed to pay current working capital and expand future operations, attract customers and employees, and may have a negative effect on our current arbitration proceedings in Chile.

Our officers and directors may be subject to conflicts of interest.

Most of our officers and directors serve only part time and may be subject to conflicts of interest based on their other business endeavors. Each of our executive officers and directors devotes part of their working time to other business endeavors, including consulting relationships with other corporate entities, and has responsibilities to these other entities. Because of these relationships, our officers and director may be subject to conflicts of interest, including deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Our CEO, William Farley, works approximately 20 hours per week for the Company from his office in Chicago. Director Sluzas also works approximately 20 hours per week for the Company from his office in Chicago. All other Directors attend meetings as they are held but do not work for the Company on any regular basis.

If we do not comply with the U.S. Foreign Corrupt Practices Act, we may become subject to monetary or criminal penalties.

The U.S. Foreign Corrupt Practices Act generally prohibits companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. We currently take precautions to comply with this law. However, these precautions may not protect us against liability, particularly as a result of actions that may be taken in the future by agents and other intermediaries through whom we have exposure under the Foreign Corrupt Practices Act even though we may have limited or no ability to control such persons. Our competitors include foreign entities that are not subject to the Foreign Corrupt Practices Act, and hence we may be at a competitive disadvantage.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability.

We have never been profitable, we may never be profitable, and, if we become profitable, we may be unable to sustain profitability. We expect to incur significant losses for the foreseeable future.

Our recent audited financial statements contain, and our future audited financial statements are likely to continue to contain, an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern. The inclusion of this paragraph may make it more difficult for us to raise additional capital on acceptable terms.

The report of independent registered public accounting firm accompanying the audit of our consolidated financial statements contains an explanatory paragraph expressing uncertainty regarding our ability to continue as a going concern because of our operating losses and our need for additional capital. Such explanatory paragraph could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.

Since we are a company with almost no operating history, it is difficult to predict our future growth and operating results, thereby making investment decisions difficult.

Our lack of operating history as a mining business makes predicting our future growth and operating results difficult. We have been in the mining business for less than two years and have no proven track record, thus we have not proven that we are capable of meeting the many challenges that we are likely to face.

In particular, you should consider that we have not proven that we can:

•	raise significant capital in the public or private markets;

•	obtain the regulatory approvals necessary to commence selling products that we may develop in the future,

•	develop the relationships with strategic partners and key vendors that are necessary to our ability to exploit the processes and technologies that we develop; or

•	respond effectively to competitive pressures.

If we cannot accomplish these goals, our business is not likely to succeed.

We may be unable to hire and retain skilled employees in a tight labor market, in which case we will be severely hampered in our product development and manufacturing efforts.

Skilled employees in our industry are in great demand. We are competing for employees against companies located near our headquarters that are more established than we are and have the ability to pay more cash compensation than we do. We require personnel in many fields, some of which are addressed by relatively few companies. As a result, we may continue to experience difficulty in hiring and retaining highly skilled employees. If we are unable to hire and retain skilled personnel, our business, financial condition, operating results and future prospects could be materially adversely affected.

If we are unable to retain our key management personnel, our business, financial condition, operating results and future prospects could be materially adversely affected.

Our future success depends, to a significant degree, on the skills, experience and efforts of our key management personnel. If any of those individuals were unable or unwilling to continue in their present positions, it would be necessary for us to identify and hire replacements, which could be time-consuming and expensive and could divert our focus from our business objectives. The loss of key management personnel in our copper sulfate plant could interrupt the production or delivery of our product if a replacement could not be found. Furthermore, such replacements may not be as successful in attracting and retaining marketing and distribution partners as our current management may be. The loss of key management personnel could also delay the filing of our operating results and required reports with the Securities and Exchange Commission as evidenced by our delinquent 2014 filings. We do not maintain key person life insurance on any of our management personnel.

We are delinquent in our periodic filings to the SEC, which may increase our exposure to liability.

We are filing our Form 10-K approximately six months after the due date, and will be filing our Form 10-Qs for the periods ending March 31, 2014, June 30, 2014 and September 30, 2014 substantially after the due dates for those filings as well. Thus, the amount of information available about us has been limited, and our stock is now traded on the Pink Sheets, and we will have to reapply for trading on the OTCQB. These circumstances could have a material adverse effect on the market value of our stock, in addition to the various ramifications which exist for not having current information in the marketplace, and could subject us to proceedings initiated by third parties, including, but not limited to our shareholders. Some or all of such proceedings may not be covered under our current liability insurance and to the extent not covered, any adverse outcomes could have a material adverse effect on our financial condition, in addition to disincentivizing individuals from serving as an officer or director of our company.

RISKS RELATING TO OUR COMMON STOCK

We have issued a large number of shares of preferred stock and warrants, which if exercised would substantially increase the number of common shares outstanding.

On December 5, 2014, we had 121,160,193 shares of common stock outstanding, and (a) we have warrants outstanding that, if fully exercised, would generate proceeds of $493,750 and cause us to issue up to an additional 1,975,000 shares of common stock, (b) we have warrants due to be issued that, if fully exercised would generate proceeds of $25,280 and cause us to issue up to an additional 158,000 shares of common stock, and (c) we have 202,794 shares of Preferred Stock that, if fully converted would result in the issuance of an additional 20,279,400 shares of common stock.

As a key component of our growth strategy we have provided and intend to continue offering compensation packages to our management and employees that emphasize equity-based compensation and would thus cause further dilution.

Historically, we have not paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We intend to retain our future earnings, if any, to fund operational and capital expenditure needs of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders in the foreseeable future.

Our stock price may not stabilize at current levels.

Our common stock is quoted on the OTC Pink Sheets. Since trading in our common stock began, trading has been sporadic, trading volumes have been low and the market price has been volatile. The closing price reported as of December 4, 2014, the latest practicable date, was $0.03 per share. Current quotations are not necessarily a reliable indicator of value and there is no assurance that the market price of our stock will stabilize at or near current levels.

Future sales of our common stock could depress our stock price.

Sales of a large number of shares of our common stock, or the availability of a large number for sale, could materially adversely affect the per share market price of our common stock and could impair our ability to raise funds in addition to offering of our debt or equity securities. In the event that we propose to register shares of common stock under the Securities Act of 1933 for our own account, certain shareholders are entitled to receive notice of that registration to include their shares in the registration, subject to limitations described in the agreements granting these rights.

Item 8          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, notes thereto and related reports are included in this Annual Report on Form 10K beginning on page F1 and are included herein by reference.

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

During the years ended December 31, 2011 and December 31, 2010 and the interim period between December 31, 2011 and June 28, 2012: (i) there were no disagreements between our company and Gruber & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Gruber & Company’s satisfaction, would have caused Gruber& Company to make reference to the subject matter of the disagreement in connection with its report for such years; and (ii) Gruber & Company did not advise us of any of the events requiring reporting under Item 304(a)(1)(v) of Regulation S-K.

(b) New Independent Auditor

On June 28, 2012, we engaged De Joya Griffith, LLC (“De Joya Griffith”) to serve as our independent auditors for the fiscal year ending December 31, 2012. The engagement of De Joya Griffith was approved by our board of directors.

During the years ended December 31, 2012 and December 31, 2011 and the interim period between December 31, 2011 and June 28, 2012, neither we nor anyone acting on our behalf consulted De Joya Griffith regarding either (i) the application of accounting principles to a specific, completed or proposed transaction, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at December 31, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or financial expert on our Board of Directors in the next fiscal year.
2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of monthly bank reconciliations.

Item 9B          OTHER INFORMATION

Quarterly Events

See disclosure regarding Private Placement of the Company’s common stock as set forth in this Form 10-K.

PART III

Item 10          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our directors and executive officers as of December 31, 2013:

Name	Age	Date of Appointment	Position
William Farley	71	January 29, 2013	Chief Executive Officer (1)
		January 29, 2013	Director/Chairman (2)
Trisha Malone	38	March 9, 2012	Chief Financial Officer (3)
		April 18, 2012	Secretary
Todd Sluzas	43	January 29, 2013	Director (2)
Martin Pajor	57	January 29, 2013	Director (2)
Zirk Engelbrecht	58	April 18, 2012	Director (4)
William Hlavin	70	April 18, 2012	Director
Richard Berman	71	August 22, 2012	Director
Robert Dickey	68	December 30, 2012	Director

__________

(1) On January 29, 2013 William Farley was appointed Chief Executive Officer of the Company.

(2) On January 29, 2013, William Farley was appointed as a member of the Board of Directors and its Chairman. Additionally, Todd Sluzas and Martin Pajor were appointed as members of the Board of Directors. Information regarding these appointments and biographies are available in Form 8-K filed with the Commission January 31, 2013.

(3) On September 23, 2014, Trisha Malone resigned as the Chief Financial Officer and Secretary of the Company. Her resignation is not due to a disagreement with the Company. Ms. Malone will remain as a consultant of the Company to assist with its financial reporting obligations until such time as a new Chief Financial Officer is appointed. She will be compensated at the rate of $10,000 per month and may be terminated by the Company at any time upon 30 days’ prior notice. Upon Board confirmation, Mr. Farley shall act as both the Principal Executive Officer and Principal Financial Officer of the Company until such time as a new Chief Financial Officer is appointed.

(4) On February 13, 2014, Zirk de Maison submitted his resignation as a member of the Board of Directors. His resignation is not the result of a disagreement with the Company.

(5) On December 20, 2013 Robert E. Dickey was appointed as a member of the Board of Directors. Mr. Dickey has served as an alternate member of the Board of Directors since June 22, 2012. In addition, Mr. Dickey was appointed by the Board of Directors to fill the vacancies left by Mr. Troncoso’s resignation with the Company’s subsidiaries in Chile. The biography for Mr. Dickey was filed with the Commission on the Annual Report on Form 10-K filed April 16, 2013.

2013 Changes in Officers and Directors

2013 Resignation of Officers:

•	On January 29, 2013, Gonzalo Troncoso resigned his position as Chief Executive Officer of the Company. His resignation from the Chief Executive Officer position is not the result of a disagreement with the Company.
•	On January 29, 2013, Myoung Won Sohn resigned his position as President of the Company. His resignation from the President position is not the result of a disagreement with the Company.
•	On January 29, 2013 Larry A. Zielke resigned his position as Senior Vice President and General Counsel of the Company. His resignation from the Senior Vice President and General Counsel positions is not the result of a disagreement with the Company. Mr. Zielke continued working with the Company in an as needed, non-executive attorney role after his resignation.
•	On December 20, 2013 the Board of Directors accepted Gonzalo Troncoso’s resignation of his position as President of the Company. His resignation from the President position is not the result of a disagreement with the Company. In addition Mr. Troncoso resigned all positions he holds with the Company’s subsidiaries in Chile.

2013 Appointment of Officers:

•	On January 29, 2013, William Farley was appointed Chief Executive Officer of the Company.
•	On January 29, 2013, Gonzalo Troncoso was appointed President of the Company.

2013 Resignation of Directors:

•	On January 29, 2013, the Board of Directors accepted the resignations of Myoung Won Sohn and Juan Carlos Camus Villegas as members of the Board of Directors. None of these resignations are the result of a disagreement with the Company.
•	On December 20, 2013 the Board of Directors accepted the resignations of Gonzalo Troncoso as a member of the Board of Directors. His resignation is not the result of a disagreement with the Company.

On January 29, 2013 the size of the Board of Directors was set at seven members.

2013 Appointment of Directors:

•	On January 29, 2013, William Farley was appointed as a member of the Board of Directors and its Chairman.
•	On January 29, 2013, Todd Sluzas was appointed as a member of the Board of Directors.
•	On January 29, 2013, Martin Pajor was appointed as a member of the Board of Directors.
•	On December 20, 2013 Robert E. Dickey was appointed as a member of the Board of Directors. Mr. Dickey has served as an alternate member of the Board of Directors since June 22, 2012.

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

Background and Business Experience

William Farley. Mr. Farley is the sole shareholder of Liam Ventures, Inc., a private equity firm with investments in various industries including technology, communications, railroad, and basic industries. Mr. Farley is also CEO and owner of Zrii International in Salt Lake City, Utah, a liquid nutritional marketer. He served as Chairman and Chief Executive Officer of Farley, Inc. and Fruit of the Loom, Inc. from the time he acquired the company in 1986 through December 1999. During that time, he built FTL from a primarily domestic $500 million underwear company into a leading international manufacturer and marketer of basic family apparel with sales approximating $2.3 billion for the 1999 fiscal year. Fruit of the Loom was sold to Berkshire Hathaway Co. in 2002 for approximately $1 Billion.

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

Todd Sluzas. Mr. Sluzas is the CFO of Liam Ventures, Inc., a private equity firm solely owned by William Farley. Mr. Sluzas has 20 years of accounting, finance, tax, and private equity experience. Mr. Sluzas currently serves as Director of Finance for two portfolio companies, and served as Senior Tax Analyst for Fruit of the Loom during his fifteen-year tenure with Farley. Todd also manages the Family Office of William Farley, where he is responsible for investment analysis & due diligence, risk management, cash management, and tax compliance & planning. Prior to Farley, Mr. Sluzas spent four years with the accounting firm of Price Waterhouse Coopers LLP representing the firm’s audit and tax practice.

Mr. Sluzas earned his Bachelor of Business Administration degree from the University of Notre Dame and is a Certified Public Accountant.

Martin Pajor. Mr. Pajor is a Vice President of Liam Ventures, Inc., a private equity firm solely owned by William Farley. Mr. Pajor has 30 years of accounting, finance, tax, and private equity experience. Martin currently serves as Vice President with operational responsibilities for two operating companies owned by Mr. Farley. These responsibilities include logistics, purchasing, systems and entering new foreign markets primarily in Latin America. Prior to these responsibilities he served as Director of Tax for Fruit of the Loom during his twenty five-year tenure with Farley. Prior to his association with Farley, Martin spent five years with United Stationers Supply Co. where he was instrumental in creating the company’s tax department and assisting in the company’s initial public stock offering.

Mr. Pajor earned his Bachelor of Science in Accountancy degree from the University of Illinois and has a Master of Science in Taxation degree from DePaul University.

Trisha Malone. Ms. Malone was the Chief Financial Officer and Secretary of Lustros Inc. until September 23, 2014. Ms. Malone has more than 19 years of experience in finance and accounting including experience in corporate governance, securities regulation, financial controls requirements, and financial management. From 2000 to 2006, Ms. Malone served as Corporate Controller for Xsilogy, Inc., a leading wireless sensor network company, and as the division controller after Xsilogy's acquisition by SYS Technologies, Inc., a public company engaged in government contracting. From 2006 to 2008, Ms. Malone was the Corporate Controller for Satellite Security Corporation, a developer of satellite tracking systems. Since 2008, Ms. Malone has been self-employed as an independent accounting consultant and is presently consulting as Corporate Controller for several private companies. From 2007 to 2009, Ms. Malone served as the Corporate Controller for Lenco Mobile Inc., which operates in the high growth mobile marketing and Internet sectors, and served as Corporate Secretary for the company until June 2010. From June 2010 to September 2012 Ms. Malone served as Chief Financial Officer and a Director of Wikifamilies, Inc., a public company that operates in the technology services industry. Ms. Malone was also a Director of Casablanca Mining, Ltd. since inception and was the Chief Executive Officer of the Company from inception until January 2009 and the Chief Financial Officer from inception through December 2011. Ms. Malone has a degree in Business Administration from Grossmont College. She has also pursued extended studies in corporate law, benefits administration, and human resources.

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

Zirk de Maison. Mr. de Maison (formerly Zirk Engelbrecht) was a Director of the Company From January 2011 until February 2014 and formerly served as the President of the Company. Mr. De Maison has extensive experience in the formation, capital-raising, and registration stages of numerous public companies, including involvement as a financier and major shareholder of several gold and diamond mining companies in South Africa between 1987 and 1991. Mr. De Maison is the co-founder of WealthMakers, Ltd., a private web-based research technology company that connects members to automated trading platforms for stocks, indexes, bonds, options, commodities and currencies for up to 80 markets around the world. From February 2006 through April 2009, he served as director of Mobicom Corporation (formerly known as Satellite Security Corporation), a public company engaged in the business of development and sale of proprietary, interactive applications and services for the mobile telephone industry that generate transaction-based revenue and aggregate end-user data. From June 2007 through January 2008, he served as the principal executive officer and principal financial officer of Sovereign Wealth Corp., a public company engaged in the business of developing, owning and operating mobile telephone and Internet advertising platforms that are used by mobile telephone network operators and manufacturers, retailers and commercial enterprises to attract and monetize relationships with consumers. From April through October of 2006, he served as the President of Safari Associates, Inc., now known as Power Save Energy Company, a public company engaged in the manufacture, marketing and sale of electricity saving devices for homeowners. Mr. De Maison holds a degree in Mechanical Engineering. Mr. De Maison’s experience in structuring, developing and financing public companies, accounting rules and regulations, securities regulations, and corporate governance led to the conclusion that he should serve as a Director for the Company.

Identification of Significant Employees

As of the date of this filing, we currently have four management level employees who work for Lustros, Inc. (two are employed full time and two are employed on a part-time basis and are not compensated). Sulfatos Chile employs 39 full-time employees.

We may require additional employees in the future as we expand our operations. There is intense competition for capable, experienced personnel and there is no assurance we will be able to obtain new qualified employees when required.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no current director, executive officer, promoter or control person of the Company has been involved in the following:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own or owned more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Gonzalo Troncoso, Trisha Malone, Larry Zielke, Zirk de Maison, William Hlavin, Richard Berman, and Robert Dickey who are current and former officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock during the fiscal year ended December 31, 2013, have not filed the Form 3’s required by Section 16(a) of the Exchange Act to indicate their initial status as reporting persons under Section 16(a) on a timely basis. In addition, for the fiscal year ended December 31, 2013, Gonzalo Troncoso, Trisha Malone, Larry Zielke, Zirk de Maison, William Hlavin, William Farley, Richard Berman, and Robert Dickey also have not filed on a timely basis Form 4’s or 5’s to report certain transactions however Ms. Malone, Mr. Farley, Mr. Hlavin, Mr. Berman and Mr. Dickey have recently filed Form 5’s which included Form 3 and Form 4 information if required to bring their filing information current. Except as described above, to our knowledge, for the fiscal year ended December 31, 2013 and the interim period up to the date of this report, no person who is an officer, director or beneficial owner of more than 10% of the Company’s Common Stock or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

Item 11          EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers from Inception through December 31, 2013:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Gonzalo Troncoso, CEO/Principal Executive Officer	2012	$120,000	$nil	nil	nil	nil	nil	$nil	$120,000
Gonzalo Troncoso, President	2013	$172,500	$nil	nil	nil	nil	nil	$nil	$172,500
Trisha Malone, CFO/Principal Financial Officer	2012	$31,000	$nil	nil	nil	nil	nil	$nil	$31,000
Trisha Malone, CFO/Principal Financial Officer	2013	$120,000	$nil	nil	nil	nil	nil	$nil	$120,000
Larry Zielke, SVP/General Counsel	2012	$90,000	$nil	nil	nil	nil	nil	$nil	$90,000
Larry Zielke, SVP/General Counsel - Consultant	2013	$5,000	$nil	nil	nil	nil	nil	$40,000	$45,000

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company. Mr. Troncoso resigned from his position as the President of the Company and was being paid a salary of $180,000 per year before his resignation, Ms. Malone is currently employed on an at-will consulting basis and is being paid a consulting rate of $10,000 per month or $120,000 per year. On January 29, 2013 Mr. Zielke resigned his position as Senior Vice President and General Counsel of the Company. Mr. Zielke continued working with the Company in an as needed, non-executive attorney role after his resignation. Fees charged for these services are included in All Other Compensation above.

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

Item 12          SECURITIES OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of December 5, 2014, for: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of our Common Stock; (ii) each of our named executive officers and directors; and (iii) all of our current named executive officers and directors as a group.

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

	Beneficial Ownership
Name(1)	Number of Common Shares	Preferred as Converted to Common	Combined Ownership	Percentage of Total Outstanding Shares
William Farley (3)	11,518,182	5,400,000	16,918,182	11.96%
William Hlavin (4)	7,266,667	7,381,600	14,648,267	10.36%
Richard Berman	1,000,000	–	1,000,000	0.71%	*
Robert Dickey (5)	6,547,059	5,756,600	12,303,659	8.70%
Todd Sluzas	200,000	–	200,000	0.14%	*

All current officers and directors as a group (five persons)	26,531,908	18,538,200	45,070,108	31.87%

Trisha Malone	650,000	–	650,000	0.46%	*
Gonzalo Troncoso	6,933,174	–	6,933,174	4.90%
Zirk de Maison	4,659	–	4,659	0.00%	*
Larry Zielke	1,000,000	–	1,000,000	0.71%	*

All former officers and directors as a group	7,937,833	–	7,937,833	5.61%

Angelique de Maison	13,238,845	–	13,238,845	9.36%

All 5% or greater beneficial owners	13,238,845	–	13,238,845	9.36%

_________________

(1) The address for each of the above noted individuals is c/o Lustros, Inc., 9025 Carlton Hills Blvd, Ste. A, Santee, CA, USA 92071.

(2) The percentage ownership reflected in the table is based on 121,160,193 shares of Common Stock and 202,794 shares of Preferred Series “A” Stock which are convertible into 20,279, 040 shares of Common Stock for a total of 141,439,593 Shares Outstanding as converted as of December 5, 2014.

(3) Comprised of (i) 5,518,182 shares of Common Stock owned by Global Investment I, LLC, of which Mr. Farley is the member, (ii) 6,000,000 shares of Common Stock owned by LV Ventures, Inc., of which Mr. Farley is the sole stockholder and director, 44,000 Preferred Series A Shares owned by Global Investments I, LLC and 10,000 Preferred Series A Shares owned by LV Ventures, Inc.

(4) Includes 7,146,667 shares held by Bass Energy Inc., of which Mr. Hlavin is the President and Owner and 73,816 Preferred Series A Shares owned by Bass Energy Inc.

(5) Includes 1,268,415 shares held by Patriot Land Cash Balance Pension Plan and Trust, of which a company owned by Mr. Dickey is the trustee, and 5,278,644 shares held by Robert E. Dickey Childrens Irrevocable Trust which benefits Mr. Dickey's children and 57,566 Preferred Series A Shares owned by Robert E. Dickey Childrens Irrevocable Trust.

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

Item 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of December 31, 2013, Mr. Farley was an officer of the Company and Mr. Sluzas worked for the Company on an executive level and therefore not considered “independent” as defined by the Nasdaq Marketplace Rules. Therefore, Mr. de Maison, Mr. Hlavin, Mr. Berman, Mr. Dickey and Mr. Pajor were the only directors that are “independent” as defined by the Nasdaq Listing Rules.

Transactions with Related Persons

Suprafin Note

From February 2012 through December 31, 2013, Suprafin, Ltd. (“Suprafin”) provided the Company a total of $3,524,874 in non-interest bearing unsecured demand loans to enable Bluestone to pay the balance of the purchase price for the Sulfatos Acquisition and for working capital purposes. Zirk de Maison (formerly Engelbrecht), a member of the Board of Directors until February 13, 2014, and formerly the Chief Executive Officer, of the Company, is the owner of Suprafin. In April 2012 Suprafin assigned $570,988 of the loans to Walker River Investments, Corp (“Walker”) and in December 2012 Suprafin assigned an additional $250,000 of the loans to Walker which the Company was informed of in May 2013. In May 2012, Suprafin agreed to cancel $429,000 of these loans in exchange for 100,000 shares of Series A Preferred Stock. In May 2013 Suprafin agreed to cancel an additional $172,000 of these loans in exchange for 17,200 shares of Preferred Series A Stock at $10 per share. In October 2013 Suprafin agreed to cancel an additional $110,000 of these loans in exchange for 22,000 shares of Preferred Series A Stock at $5 per share. In May 2013 Suprafin agreed to cancel an additional $172,000 of these loans in exchange for 17,200 shares of Preferred Series A Stock at $10 per share. On November 13, 2013 the Board of Directors of the Company approved that as a condition to closing a financing transaction, all related party debt would be converted into stock of the Company. $280,640 of Suprafin’s debt was converted into 17,540 shares of Preferred Series A Stock at $16 per share. As of December 31, 2013, the Company had repaid $1,711,164 of these loans, and the outstanding balance of these loans was $1,082. $353,793 represented the additional advances made by Suprafin, Ltd during the year ended December 31, 2013.

Director Notes

From September through December 2012, the Company borrowed a total of $1,040,000 for working capital purposes from Robert Dickey, currently a member of the Board of Directors and Bass Energy. Bill Hlavin, currently a member of the Board of Directors is the owner of Bass Energy. In May 2013 Robert Dickey agreed to cancel $300,000 of his loans in exchange for 30,000 shares of Preferred Series A Stock at $10 per share leaving a balance due of $740,000, $500,000 to Bass Energy and $240,000 to Robert Dickey. On October 1, 2013 Bass Energy and Robert Dickey both agreed to convert $70,000 of each of their debt into 14,000 shares of Preferred Series A Stock at $5 per share for a total of 28,000 shares. On November 13, 2013 the Board of Directors of the Company approved that as a condition to closing a financing transaction, all related party debt would be converted into stock of the Company. The remaining $170,000 of Robert Dickey’s debt was converted into 10,625 shares of Preferred Series A Stock at $16 per share and the remaining $430,000 of Bass Energy’s debt was converted into 26,875 shares of Preferred Series A Stock at $16 per share. The outstanding balance due to Robert Dickey and Bass Energy was $0 as of December 31, 2013.

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

In November 2013, the Company borrowed a total of $1,385 for working capital purposes from LV Ventures, Inc.. William Farley, currently our Chief Executive Officer and a member of the Board of Directors, is the owner of LV Ventures, Inc. The outstanding balance due to LV Ventures, Inc. at December 31, 2013 was $1,385.

Related Party Stock Transactions

From inception (January 26, 2012) to December 31, 2013, the Company has issued and sold an aggregate of 25,136,363 shares of Common Stock (including 175,000 shares of Series A Preferred Stock which were converted to 17,500,000 shares of Common Stock but excluding 4,500,000 shares of Common Stock which were converted to 45,000 shares of Series A Preferred Stock) to directors and executive officers. From April through September 2013 the Company has sold 386,063 shares of Series A Preferred Stock to affiliates, directors and executive officers of the Company.

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

On April 22, 2013, the Board of Directors of the Company approved the sale of up to 100,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $10.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  On June 25, 2013 the Board of Directors of the Company approved increasing the number of Preferred Series “A’ Shares available for sale to 142,200. The Series A Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933 and did not constitute an offer to sell securities to any persons whatsoever.  The termination date of the offering was June 30, 2013, and a total of 142,200 Series “A” Shares for a total of $1,422,000 have been subscribed for to date.  $950,000 was received as cash proceeds and $472,000 were settled against related party loans. Of the 142,200 shares sold, 132,200 shares were purchased by related parties; 30,000 shares were purchased by Bass Energy, 25,000 shares were purchased by Angelique de Maison, 30,000 shares were purchased by Global Investments I, LLC, 30,000 shares were purchased by Robert E Dickey Childrens Irrevocable Trust and 17,200 shares were purchased by Zirk de Maison.

On June 25, 2013 the Board of Directors of the Company approved the sale of up to an additional 50,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $17.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering is September 30, 2013. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. As of September 30, 2013, 19,176 subscriptions had been sold for $326,000 in cash proceeds. Of the 19,176 shares sold, 8,823 shares were purchased by related parties; 2,941 shares were purchased by Bass Energy, 2,941 shares were purchased by Robert E Dickey Childrens Irrevocable Trust and 2,941 shares were purchased by a company owned by Angelique de Maison.

On August 8, 2013 the Board of Directors of the Company approved the sale of up to an additional 130,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $5.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering is September 30, 2013. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. As of September 30, 2013, 130,000 subscriptions had been sold for $650,000 in cash proceeds. All 130,000 shares were purchased by related parties; 106,000 shares were sold to Angelique de Maison 14,000 shares were sold to LV Ventures, Inc. and 14,000 shares were sold to Global Investments I, LLC.

In October 2013 the Board of Directors of the Company approved the sale of up to an additional 50,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $5.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering was October 31, 2013. The offering was only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. As of October 31, 2013, 50,000 subscriptions had been sold for $250,000, $210,000 in debt conversion and $40,000 in cash proceeds. All 50,000 shares were purchased by related parties; 14,000 shares were purchased by Bass Energy, 14,000 shares were purchased by Robert E Dickey Childrens Irrevocable Trust, and 22,000 shares were purchased by Suprafin, Ltd., a company owned by Zirk de Maison.

On November 13, 2013 Angelique de Maison agreed to convert 4,500,000 shares of Common Stock into 45,000 shares of Preferred Series “A” Shares of the Company. These Preferred Series “A” Shares are convertible back to Common Stock at the holder’s option at the rate of 100 shares of Common Stock for each Preferred Series “A” share.

On November 13, 2013 the Board of Directors of the Company approved that as a condition to closing a financing transaction, all related party debt would be converted into stock of the Company. A total of $880,640 in debt to Suprafin, Ltd., Robert Dickey and Bass Energy was converted into a total of 55,040 shares of Preferred Series A Stock at $16 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering was October 31, 2013. The offering was only available to this small group of accredited investors and this disclosure did not constitute an offer to sell securities to any persons whatsoever.

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

Revenue

During the period from inception (January 1, 2012) to December 31, 2013, the Company earned revenues of $259,141 of which $31,057 was earned from a one-time mining project completed for Casablanca Mining, the parent company of Santa Teresa Minerals, who was the prior owner of our subsidiary, Bluestone SA.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 14          PRINCIPAL ACCOUNTING FEES AND SERVICES

De Joya Griffith LLC audited our financial statements from inception (January 1, 2012) to December 31, 2013. Aggregate fees billed to us by De Joya Griffith LLC for professional services rendered with respect to the period from inception (January 1, 2012) to December 31, 2013 were as follows:

2012
Audit Fees	$34,500
Audit-Related Fees
Tax Fees
All Other Fees
$34,500

2013
Audit Fees	$39,700
Audit-Related Fees
Tax Fees	1,250
All Other Fees
$40,950

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

All audit related services, tax services and other services rendered by the Company’s principal accountant for the period from inception (January 26, 2012) to December 31, 2013 were pre-approved by the Company’s Board of Directors. The Board of Director has adopted a pre-approval policy that provides for the pre-approval of all of the services that were performed for the Company by its principal accountant.

Item 15          EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

The Company’s financial statements and related notes thereto are listed and included in this Annual Report as Exhibit 101. The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit	Description
3.1(a)	Certificate of Incorporation. Incorporated by reference to the Registration Statement on Form 10-SB filed on April 4, 2000.
3.1(b)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference to the Registration Statement on Form 10-SB filed on April 4, 2000.
3.1(c)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference as part of our Quarterly Report on Form 10-QSB filed on November 14, 2002.
3.1(d)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference as part of our Current Report on Form 8-K filed on April 9, 2003.
3.1(e)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference as part of our Registration Statement on Form SB-2 filed on May 22, 2007.
3.1(f)	Certificate of Amendment to the Articles of Incorporation. Incorporated by reference as part of our Registration Statement on Form 10-QSB filed on May 21, 2012.
3.2	Bylaws. Incorporated by reference as part of our Quarterly Report on Form 10-QSB filed on May 21, 2012.
10.1	Share Exchange Agreement between Power-Save Company, Bluestone S.A. and the Bluestone S.A. Shareholders dated March 9, 2012. Incorporated by reference as part of Form 8-K filed on March 12, 2012.
10.2	Asset Purchase Agreement between Power-Save Energy Company/Lustros, Inc. and Michael Forster and SLO 3 Holdings, Inc. dated March 25, 2012. Incorporated by reference as part of our Quarterly Report on Form 10-QSB filed on August 20, 2012.
10.3	Amended and Restated Share Exchange Agreement between Lustros, Inc., Bluestone S.A. and the Bluestone S.A. Shareholders dated October 21, 2012. Incorporated by reference as part of Form 8-K filed on October 24, 2012.
10.4	Agreement between Procesamiento de Relaves Pudahuel Limitada dba Mineraltus Pudahuel Ltd., and Nueva Pudahuel S.A. dba Sociedad Minera dated October 18, 2012. Incorporated by reference as part of our Quarterly Report on Form 10-QSB filed on November 14, 2012.
16.1	Letter from Gruber & Company, LLC to the Securities and Exchange Commission regarding statements included in Form 8-K/A, incorporated by reference as part of Form 8-K/A filed on July 13, 2012.
21.1	Subsidiaries.*
31.1	Certification of the registrant’s Principal Executive Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the registrant’s Principal Financial Officer under Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the registrant’s Principal Executive Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the registrant’s Principal Financial Officer under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from the Annual Report on Form 10-K of Lustros, Inc. for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Balance Sheets as of December 31, 2013; (2) Statements of Operations for the year ended December 31, 2013; (3) Statements of Stockholders’ Equity for the year ended December 31, 2013; (4) Statements of Cash Flows for the years ended December 31, 2013; and (5) Notes to Financial Statements.

*Filed with this Report.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lustros, Inc.

We have audited the accompanying consolidated balance sheets of Lustros Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. Lustros, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lustros, Inc and subsidiaries as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

December 23, 2014

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

(Audited)

	December 31, 2013	December 31, 2012 (Restated)
ASSETS
Current Assets
Cash	$615,469	$277,565
Other receivables	915	102
Prepaid expenses	124,770	224,777
Inventory	–	142,385
VAT tax receivable	–	573,541
Total current assets	741,154	1,218,370

Non-Current Assets
Fixed asset, net	3,486,711	4,647,816
Mining property	–	3,720,011
Land	534,596	585,040
Congo right to use	–	360,000
Total non-current assets	4,021,307	9,312,867

TOTAL ASSETS	$4,762,461	$10,531,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,792,529	$1,000,500
Convertible notes payable, net of unamortized discount of $21,066 and $141,411 respectively	50,113	205,589
Accrued rents Congo	465,239	–
Derivative liability from convertible notes	39,474	–
Notes payable	351,183	684,292
Notes payable - related party	2,467	1,825,929
Total current liabilities	2,701,005	3,716,310

Long Term Liabilities
Asset retirement obligations	433,794	396,474
Total long term liabilities	433,794	396,474

Total liabilities	3,134,799	4,112,784

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 441,416 and no shares issued and outstanding respectively	441	–
Common stock, $.001 par value, 250,000,000 shares authorized, 97,169,346 and 88,369,618 issued and outstanding respectively	97,169	88,369
Additional paid-in capital	12,384,745	5,930,056
Accumulated other comprehensive income	1,971,935	1,938,811
Accumulated deficit	(11,204,535)	(3,255,580)
Total Lustros, Inc. stockholders' equity	3,249,755	4,701,656
Non-controlling interest	(1,622,093)	1,716,797
Total stockholders' equity	1,627,662	6,418,453
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,762,461	$10,531,237

See notes to consolidated financial statements.

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Operations

(Audited)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
		(Restated)
Revenue	$204,239	$54,902
Cost of goods sold	(311,361)	–
Gross profit	(107,122)	54,902

Operating expenses
General and administrative	2,186,419	2,165,698
Depreciation	637,510	93,098
Foreign exchange losses	387,731	–
Payroll	1,562,059	1,531,461
Legal and accounting	808,820	528,478
Asset impairment	4,506,764	–
Congo rent expense	465,239	–
Mining costs	1,943	187,749
Research & development	15,127	76,868
Total expenses	10,571,612	4,583,352

Loss from operations	(10,678,734)	(4,528,450)

Net change in fair value of derivative liability	(9,149)	–
Interest expense	(599,962)	(71,378)

Net loss	$(11,287,845)	$(4,599,828)

Less net loss attributable to non-controlling interest	$(3,338,890)	$(1,344,248)
Net loss attributable to Lustros, Inc.	$(7,948,955)	$(3,255,580)

Loss per share, basic and diluted	$(0.12)	$(0.08)

Weighted average common shares, basic and diluted	90,341,446	60,966,183

See notes to consolidated financial statements.

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Comprehensive Income (Loss)

(Audited)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
		(Restated)

Net loss	$(11,287,845)	$(4,599,828)

Gain on foreign currency conversion	33,124	1,217,828

Total comprehensive loss	$(11,254,721)	$(3,382,000)
Comprehensive loss attributable to non-controlling interest	$(3,305,765)	$(126,420)
Comprehensive loss attributable to Lustros, Inc.	$(7,948,955)	$(3,255,580)

See notes to consolidated financial statements.

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

(Audited)

	Number of Shares Outstanding, Preferred	Preferred Stock at Par Value	Number of Shares Outstanding, Common	Common Stock at Par Value	Additional Paid-in Capital	Minority Interest in Sulfatos Chile	Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2012-inception	–	$–	–	$–	–	$–	$–	$–	$–

Stocks issued to Founders	–	–	60,000,000	60,000	(60,000)	–	–	–	–
February 15, 2012 purchase of Sulfatos Chile	–	–	–	–	2,391,564	3,061,045	–	–	5,452,609
March 9, 2012 reverse merger adjustments	–	–	2,856,426	2,856	(27,491)	–	–	–	(24,635)
Power-Save disposal adjustments	–	–	–	–	41,496	–	–	–	41,496
Stocks issued for cash	75,000	75	2,716,577	2,717	1,918,210	–	–	–	1,921,002
Stocks issued for debt conversion	100,000	100	5,359,532	5,360	1,683,539	–	–	–	1,688,998
Stocks issued in preferred stock conversion	(175,000)	(175)	17,500,000	17,500	(17,325)	–	–	–	–
Stocks held in trust returned to treasury	–	–	(62,917)	(63)	63	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	1,938,811	–	1,938,811
Net loss at December 31, 2012	–	–	–	–	–	(1,344,248)	–	(3,255,580)	(4,599,828)

Balance at December 31, 2012 (Restated)	–	$–	88,369,618	$88,369	$5,930,056	$1,716,797	$1,938,811	$(3,255,580)	$6,418,453

Stocks issued for cash	219,376	219	10,693,182	10,694	3,522,144	–	–	–	3,533,058
Stocks issued for debt conversion	177,040	177	2,605,909	2,606	2,928,090	–	–	–	2,930,873
Stocks issued in conversion	45,000	45	(4,500,000)	(4,500)	4,455	–	–	–	–
Foreign currency translation	–	–	–	–	–	–	33,124	–	33,124
Loss at December 31, 2013	–	–	–	–	–	(3,338,890)	–	(7,948,955)	(11,287,845)

Balance at December 31, 2013	441,416	$441	97,168,709	$97,169	$12,384,745	$(1,622,093)	$1,971,935	$(11,204,535)	$1,627,662

See notes to consolidated financial statements.

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Cash flows from operating activities
Net loss	$(11,287,845)	$(4,599,828)
Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	637,510	85,712
Amortization of original issued discount	422,291	65,589
Asset impairment	4,506,764	–
Accrued Congo rent expense	465,239	–
Loss on settlement of debt	35,984	–
Interest paid with stock	4,818	–
Gain on change in fair value of convertible note derivative liability	9,149	–
Cash used in operations
Increase in accrued interest included in notes payable	–	5,732
Decrease/(increase) in notes receivable	5,493	–
Decrease/(increase) in prepaid expenses	85,473	(33,869)
Decrease/(increase) in inventory	137,656	(142,385)
Decrease/(increase) in tax receivable	554,491	–
Increase in asset retirement obligation	76,863	14,860
Increase/(decrease) in accounts payable	892,055	933,702
Total cash used in operations	(3,454,059)	(3,670,487)

Cash flows from investing activities
Acquisition of Sulfatos Chile by Bluestone	–	1,105,129
Cash received in Power Save merger	–	38,572
Disposal of Power Save operations	–	(20,642)
Purchase of fixed assets	(393,007)	(830,676)
Total cash provided by (used in) investing activities	(393,007)	292,383

Cash from financing activities
Proceeds from convertible notes payable	69,000	–
Repayments on convertible notes	(200,000)
Proceeds from notes payable	–	79,454
Repayment of notes payable	(28,021)	(46,263)
Proceeds from notes payable, related parties	577,678	3,111,381
Repayment of notes payable, related parties	(198,500)	(1,385,464)
Proceeds from the issuance of preferred stock	1,675,492	–
Proceeds from the issuance of common stock	1,857,565	1,921,000
Total cash provided by financing activities	3,753,214	3,680,108

Effect of foreign currency exchange rate on cash	431,756	(24,439)

INCREASE IN CASH	337,904	277,565

BEGINNING CASH	277,565	–

ENDING CASH	$615,469	$277,565

Supplemental disclosure of cash flow information:
Interest paid	$14,818	$–
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing and financing activities:
Related party notes transferred to convertible notes	$520,988	$(300,000)
Shares issued in conversion on convertible note	(520,988)	160,000
Related party notes settled with subscription to common stock	$(1,853,140)	$1,100,000
Related party notes settled with subscription to preferred stock	$(100,000)	$429,000
Net assets acquired in reverse merger with Power Save	$–	$(63,207)
Net assets acquired in Sulfatos Chile acquisition	$–	$5,068,464
Net assets disposed of in Power Save sale	$–	$62,138
Effect of reverse merger with Power Save	$–	$(24,635)
Contributed capital in Sulfatos Chile acquisition	$–	$2,391,565
Contributed capital in Power Save sale	$–	$41,496

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

For purposes of these consolidated financial statements: (i) the exchange rate was $523.76 CLPs to 1 US dollar at December 31, 2013; and (ii) the average exchange rates were $495.31 CLPs to 1 US dollar during the year ended December 31, 2013.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and accounts payable and notes payable. At December 31, 2013, the carrying cost of these instruments approximated their fair value. The authoritative guidance for fair values establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Inventory

Inventory, which consists primarily of raw copper ore and copper sulfate, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company evaluates the need to record adjustments for impairment of inventory. As of December 31, 2013, the Company has not needed to adjust for impairment.

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

Mining Properties and Equipment

The Company follows the successful efforts method of accounting. All developmental costs are capitalized. Depreciation and depletion of producing properties will be computed on the unit-of-production method based on estimated proved reserves. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

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

The Company reviewed its long term assets as of December 31, 2013 based on ASC 360-10-35-21, Property, Plant, and Equipment - Overall – Subsequent Measurement – Impairment or Disposal of Long-Lived Assets – Long-Lived Assets Classified as Held and Used – When to Test a Long-Lived Asset, for Recoverability. Pursuant to ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

Because it has been less expensive to purchase raw materials for the Copper Sulfate Production Plant from third parties than to mine the material from the Anica Mine, Sulfatos was not actively exploiting the mine as of December 31, 2013. Because the useful life of this mine to Sulfatos is currently unknown, the Company elected to impair the full book value of the Anica Mine as of December 31, 2013.

We then reviewed our long lived assets as of December 31, 2013 based on ASC 932-360-35, Extractive Activities-Mining, Property, Plant and Equipment, Subsequent Measurement. ASC 932-360-35 states that all relevant facts and circumstances shall be evaluated when determining whether an entity is making sufficient progress on assessing the reserves and the economic and operating viability of the project.

The required lease payments for the Congo Project have not been made to date and production of the copper sulfate processing plant on the property has not yet begun. The Company is currently in negotiations to amend the original agreement through arbitration but no agreement has been finalized. Because the Company was in default under the original terms of this agreement and the resolution of said default is currently unknown, the Company elected to fully reserve for the $360,000 paid for the right to use as of December 31, 2013.

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

The Company determined that an ARO existed at its Sulfatos Chile property to eventually retire the land where the mine and copper sulfate plant were located. The original ARO was determined to be $936,150 over an estimated 10 year life of the property (beginning January 1, 2012) which represents 15% of original $6.9 million cost incurred for the mine acquisition and plant related assets. The Company used a 10% rate to discount to PV. Even though and impairment charge was taken on the value of the mine at December 31, 2013, ARO is a legal obligation to repair the land which has been altered, accordingly a reasonable estimate for retirement cost would be expected to remain.

To date, the Company estimates that an asset retirement obligation of $433,794 exists. Accordingly, a liability for this amount has been included in long term liabilities. The table below shows the changes in carrying value of ARO from December 31, 2012 through December 31, 2013:

	December 31, 2012	2013 Accretion Expense	December 31, 2013

ARO liability	396,474	37,320	433,794

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

Costs of Goods Sold and Operating Expenses

Costs of goods sold includes the cost of the finished good inventory sold during the period, solvents, chemicals and other consumable materials used in the production of our finished good inventory and packaging materials used to ship our product to customers.

Operating expenses are broken down into General and Administrative which include costs such as rents, utilities, telecommunications, repairs and maintenance, office supplies, insurance, travel, shareholder costs, commissions and consultants; Depreciation which includes all depreciation for fixed assets; Payroll which includes all personnel costs not directly related to the production of finished goods inventory; Legal and Accounting which includes all lawyers’ fees, accounting services, audit and financial reporting costs; Mining costs which includes any costs related to the mine which do not produce revenue; and Research and Development which include costs to improve our products or processes.

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

Going Concern

The Company’s financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $11,204,535 as of December 31, 2013.  These factors affect the Company’s ability to continue as a going concern.

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

Fair Value Measurements

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs, as defined by ASC 820-10, are as follows:

•	Level 1 – quoted prices in active markets for identical assets or liabilities.
•	Level 2 – other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.
•	Level 3 – significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash	$615,469	–	–	$615,469
Derivative liability	–	–	39,474	39,474

In determining the valuation approach to the derivative, it was determined to estimate the number of shares that would be required to settle the debt and apply the closing price. This was determined to result in the most accurate valuation and effect of settlement as of the balance sheet date. The following assumptions were used in this valuation:

Market trading lookback days used	11
Weighted average closing price	$0.2787
Estimated rate of conversion	60%
Estimated conversion rate	$0.1672

The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash	$277,565	–	–	$277,565

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

In April 2014, the Financial Accounting Standards Board issued an accounting standard update that amends the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendment should be applied prospectively and is effective for fiscal years beginning on or after December 15, 2014. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The adoption of this guidance will not have a material effect on the Company's financial condition, results of operations or cash flows.

In May 2014, the FASB issued an accounting standard update on revenue recognition that will be applied to all contracts with customers. The update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance will be required to be applied on a retrospective basis, using one of two methodologies, and will be effective for fiscal years beginning after December 15, 2016, with early application not being permitted. The Company is currently assessing the impact that the guidance will have on the Company's financial condition and results of operations.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

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

The Sulfatos Acquisition has been treated as an "asset purchase" for financial reporting purposes. Because the Sulfatos Acquisition was between related parties, the purchase price has been allocated to additional paid-in capital and the assets and liabilities were carried over at historical costs. Results of operations for Sulfatos have been reflected in the Company's financial statements from January 1, 2012, the beginning of the year just prior to the closing date.

The following information presents supplemental cash flows information of assets acquired and liabilities assumed in connection with the Sulfatos Acquisition:

As of January 1, 2012
Prepaid expenses	$716,945
Equipment	3,289,521
Mining property	3,036,300
Land	549,310
Accounts payable	(419,488)
Notes payable	(2,556,712)
$4,615,876
Plus, cash acquired	836,733
Total value of acquisition	$5,452,609
Value of acquisition allocated to additional paid-in capital	$2,391,565
Value of acquisition allocated to minority interest	$3,061,044

The following table summarizes the historical cost values of the assets acquired and liabilities assumed at the date of Sulfatos Acquisition. In accordance with US GAAP, the assets and liabilities acquired are carried over at their historical value because the transaction occurred between related parties.

At
January 1, 2012
Working Capital Items
Cash and cash equivalents	$836,733
Prepaid expenses and other	716,945
Accounts payable and accrued liabilities	(419,488)
Notes payable	(2,556,712)
Subtotal—Working Capital Items	(1,422,522)

Long-lived Assets:
Property & Equipment
Land	549,310
Mining property	3,036,300
FFE and Equipment	3,289,521
Subtotal—long-lived assets	6,875,131

Total value of acquisition	$5,452,609

Value of acquisition allocated to additional paid-in capital	$2,391,565
Value of acquisition allocated to minority interest	$3,061,044

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

The Company agreed to remove the tailings and restore the value of the property so that it can be used for real estate development projects. The Company was told that the project, known in the industry as the "Congo Project," has received all necessary approvals and permits from the Chilean authorities, however this is currently in dispute.

Financing for the project was to be provided by the Company as a loan, and the Company would be entitled to 100% of the profits. The project was structured as a purchase / buy-back to ensure that all necessary assets remain under our control for the duration of the project. The Company purchase price was $7 million payable as follows:

•	$360,000 was paid on November 26, 2012 for the right to use all assets and facilities;
•	$436,828 payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets;
•	$6,203,172 payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made. Lease payments had not yet begun and were in default as of the time of this filing. The agreement is in dispute and the Company is currently in arbitration regarding this agreement. (see Note 13 - subsequent events)

We reviewed our long lived assets as of December 31, 2013 based on ASC 932-360-35, Extractive Activities-Mining, Property, Plant and Equipment, Subsequent Measurement. ASC 932-360-35 states that all relevant facts and circumstances shall be evaluated when determining whether an entity is making sufficient progress on assessing the reserves and the economic and operating viability of the project.

The required lease payments for the Congo Project have not been made to date and production of the copper sulfate processing plant on the property has not yet begun. We have accrued $465,239 of these lease payments as of December 31, 2013. We are currently disputing the validity of the contract in arbitration. It is our position that the contract is invalid because the project was not permitted as we were told it was at the time the contract was signed. The Company was unable to perform under the terms of the contract due to the lack of permits required. The Company is currently in negotiations to amend the original agreement through arbitration but no agreement has been finalized. Because the Company was in default under the original terms of this agreement and the resolution of said default is currently unknown, the Company elected to fully reserve for the $360,000 paid for the right to use as of December 31, 2013. There is approximately $3,017,191 claimed against the Company in arbitration in this matter. Should the arbitrator decide against the Company, it may be forced to liquidate some or all of its assets to satisfy the judgment. (See Note 14 -Subsequent Events).

Note 6- Property and Equipment

The Company acquired property and equipment with a historical cost value of $7,331,655 in the Sulfatos Acquisition in March 2012. See Note 3 - Sulfatos Acquisition. The following table sets forth our property and equipment at the dates indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives. The Company recognized depreciation expense of $637,510 for the year ended December 31, 2013, $93,098 from inception (January 1, 2012) to December 31, 2012, and $730,608 for the period from inception to December 31, 2013.

The Company reviewed its long term assets as of December 31, 2013 based on ASC 360-10-35-21, Property, Plant, and Equipment - Overall – Subsequent Measurement – Impairment or Disposal of Long-Lived Assets – Long-Lived Assets Classified as Held and Used – When to Test a Long-Lived Asset, for Recoverability. Pursuant to ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

In 2012, the Company had a third party business valuation performed which included a valuation of its mining properties. The valuation of the mine was based on a geological study on the mine made in April 2008. During the study, mineral samples were extracted using the random stratified sampling method from existing extraction piles, using material extracted from two vein trenches. In addition, two samplings of 12 kilograms each were analyzed by the Nueva Pudahel chemical laboratory, and results of 1.26% and 1.27% copper, respectively, were recorded. Preliminary drilling indicates 3 million tons of resources with a copper concentration of 1% to 1.5%. The valuation concluded that additional studies were necessary to determine resources on all 1,325 hectares. As the value calculated per the valuation was greater than the carrying costs acquired, we determined that the carrying costs were validated by valuation performed as of December 31, 2012. Because it has been less expensive to purchase raw materials for the Copper Sulfate Production Plant from third parties than to mine the material from the Anica Mine, Sulfatos was not actively exploiting the mine as of December 31, 2013. Because the useful life of this mine to Sulfatos is currently unknown, the Company elected to impair $4,146,764, the full book value of the Anica Mine and other mine costs as of December 31, 2013.

On October 16, 2014 we were informed that an injunction order was granted against Lustros Chile SpA’s assets in the Congo Project arbitration until a resolution is reached. These assets include bank accounts and Lustros’ shares in Sulfatos Chile S.A. We have elected to shut down our copper sulfate processing plant pending resolution of this matter.

	December 31, 2013	December 31, 2012
Buildings	$163,600	$164,726
Furniture & fixtures	21,951	24,023
Vehicles	120,048	131,376
Machinery and mining equipment	397,879	423,453
Plants (crushing and agglomeration plant, heap leaching area, chemical plant and Solvent Extraction and Crystallization (SX - CR - RCR) plant) / property improvements	3,404,244	3,928,356
Computers	34,324	37,018
Lab equipment	60,828	65,675
Total fixed assets	$4,202,874	$4,774,626
Less depreciation	(716,163)	(126,810)
Net fixed assets	$3,486,711	$4,647,816

Land	$534,596	$585,040
Congo right to use	$0	$360,000
Mining property - Anica Mine	$0	$3,720,011
Net property and equipment	$4,021,307	$9,312,867

Note 7- Debt

The following table sets forth the outstanding indebtedness of the Company at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheet:

Description	Total Due at December 31, 2013	Total Due at December 31, 2012
Related party notes
LV Ventures	$1,385	$–
Suprafin, Ltd.	1,082	785,929
Robert Dickey	–	540,000
Bass Energy	–	500,000
Total related party notes payable	$2,467	$1,825,929

Notes payable
Banco de Chile Loan	$–	$45,541
Walker River Investments	–	270,988
Land Purchase Balance	351,183	367,763
Total notes payable	$351,183	$684,292

Convertible notes, net
Magna Group LLC	$–	$205,589
July 2013 Convertible Notes, net	50,113	–
Total convertible notes	$50,113	$205,589

From February 2012 through December 31, 2013, Suprafin, Ltd. (“Suprafin”) provided the Company a total of $3,747,764 in non-interest bearing unsecured demand loans to enable Bluestone to pay the balance of the purchase price for the Sulfatos Acquisition and for working capital purposes. Zirk de Maison (formerly Engelbrecht), a member of the Board of Directors until February 13, 2014, and formerly the Chief Executive Officer, of the Company, is the owner of Suprafin. In April 2012 Suprafin assigned $570,988 of the loans to Walker River Investments, Corp (“Walker”) and in December 2012 Suprafin assigned an additional $250,000 of the loans to Walker which the Company was informed of in May 2013. In March 2013 Suprafin agreed to cancel $100,000 of these loans in exchange for 181,000 shares of common stock. In May 2012, Suprafin agreed to cancel $429,000 of these loans in exchange for 100,000 shares of Series A Preferred Stock. In May 2013 Suprafin agreed to cancel an additional $420,000 of these loans in exchange for 42,000 shares of Preferred Series A Stock at $10 per share. In October 2013 Suprafin agreed to cancel an additional $110,000 of these loans in exchange for 22,000 shares of Preferred Series A Stock at $5 per share. On November 13, 2013 the Board of Directors of the Company approved that as a condition to closing a financing transaction, all related party debt would be converted into stock of the Company. $280,640 of Suprafin’s debt was converted into 17,540 shares of Preferred Series A Stock at $16 per share. As of December 31, 2013, the Company had repaid $1,583,964 of these loans, and the outstanding balance of these loans was $1,082. $576,295 represented the additional advances made by and $198,500 of payments made to Suprafin, Ltd. during the year ended December 31, 2013.

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

In January and February 2013, Walker sold an additional $270,988 of their loans to Magna in two increments of $125,000 and $145,988, and the Company issued to Magna a series of convertible Magna Notes for the principal amount which bear interest at the rate of 8% per annum. These Magna Notes were convertible into stock of the Company at a discount of 37.5% from the lowest Trading Price the day prior to the execution of the Magna Notes and contain a one-time price reset which allows Magna to take a 37.5% discount from the lowest trading price on the day prior to the day the investor choses to exercise the reset. We evaluated original issue discount feature derived from the conversion option of this note and it was deemed to be $157,259.

In February and March 2013, Magna chose to convert the remaining $200,000 which represented a $322,141 value with the debt discount and $2,141 interest of these Magna Notes into 604,357 shares of Common Stock with a fair value of $414,944 resulting in loss on debt settlement of $92,803.

On March 26, 2013, Magna chose to convert $65,000 of the $125,000 loan, which represented a $104,000 value with the debt discount, into 179,311 shares of Common Stock which were fair valued at $104,000. On April 25, 2013, Magna chose to convert the remaining $60,000 of the $125,000 loan, which represented a $96,100 value with the debt discount, into 208,696 shares of Common Stock fair valued at 102,261 representing a loss on settlement of $6,052.

On June 7, 2013 Walker sold an additional $250,000 of their loans to Magna and the Company and Magna agreed to cancel all outstanding prior Magna Notes (which had a principal balance due of $145,988 and interest due of $6,390) in exchange for a new Magna Note which was issued to Magna for the principal amount of $402,378. This new Magna Note is convertible into stock of the Company at a discount of 35% from the lowest Trading Price the five (5) days prior to the execution of the Magna Note and contain six price resets which allows Magna to take a 35% discount from the lowest trading price on the day prior to the day the investor chooses to exercise the reset. We evaluated original issue discount feature derived from the conversion option of this note and noted an additional $137,015.

From July through September 2013 Magna chose to convert $152,378 of this Magna Note, which represented a $235,892 value with the debt discount, into 1,027,506 shares of Common Stock fair valued at $265,435, resulting in a loss on settlement of $29,543.

In October and November 2013 Magna chose to convert $50,000 of this Magna Note, which represented a $77,403 value with the debt discount, into 404,858 shares of Common Stock valued at $91,093, representing a loss on settlement of $13,690.

In December 2013 the Company elected to repay the outstanding balance of the Magna Note in cash. The Company requested an accounting of the balance due from Magna who calculated the balance due as $279,264 which included $200,000 in principal, $14,818 in interest and $64,446 in prepayment premium, recorded by the Company as interest expense. This balance was paid as calculated by Magna and the remaining unamortized debt discount was amortized in full resulting in a gain of $108,245. The outstanding balance to Magna was $0 as of December 31, 2013.

From September through December 2012, the Company borrowed a total of $1,040,000 for working capital purposes from Robert Dickey, currently a member of the Board of Directors and Bass Energy. Bill Hlavin, currently a member of the Board of Directors is the owner of Bass Energy. In May 2013 Robert Dickey agreed to cancel $300,000 of his loans in exchange for 30,000 shares of Preferred Series A Stock at $10 per share leaving a balance due of $740,000, $500,000 to Bass Energy and $240,000 to Robert Dickey. On October 1, 2013 Bass Energy and Robert Dickey both agreed to convert $70,000 of each of their debt into 14,000 shares of Preferred Series A Stock at $5 per share for a total of 28,000 shares. On November 13, 2013 the Board of Directors of the Company approved that as a condition to closing a financing transaction, all related party debt would be converted into stock of the Company. The remaining $170,000 of Robert Dickey’s debt was converted into 10,625 shares of Preferred Series A Stock at $16 per share and the remaining $430,000 of Bass Energy’s debt was converted into 26,875 shares of Preferred Series A Stock at $16 per share. The outstanding balance due to Robert Dickey and Bass Energy was $0 as of December 31, 2013.

In November 2013, the Company borrowed a total of $1,385 for working capital purposes from LV Ventures, Inc.. William Farley, currently our Chief Executive Officer and a member of the Board of Directors, is the owner of LV Ventures, Inc. The outstanding balance due to LV Ventures, Inc. at December 31, 2013 was $1,385.

In July 2013 the Company borrowed a total of $69,000 in Convertible Notes payable to unrelated third parties for working capital purposes. These Convertible Notes bear interest at the rate of 8% per annum and are redeemable in 18 months or convertible after six months into shares of the Company’s Common Stock at a price equal to 60% of the average of the variable weighted average price for the 10 trading days prior to the date of conversion. The Company accrued $2,119 in interest expense for the year ended December 31, 2013 for these Convertible Notes. The balance due with accrued interest payable on these Convertible Notes as of December 31, 2013 was $71,119. We have evaluated the original issue discount feature derived from the conversion option of these Convertible Notes upon their issuance and deemed it to be $39,474. As of December 31, 2013, we recognized $9,258 in amortized debt discount related to these notes. The amount was recorded as interest expense. The balance due under these Convertible Notes, including original issue discount and accrued interest of $2,119, was $50,113, net of unamortized debt discount of $21,006 as of December 31, 2013.

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

Defaulted Senior Notes

As of December 31, 2013 Sulfatos owed $183,935,738 CLP, or approximately $351,183 US dollars, for the last two payments of the land acquired in the first quarter of 2011. This debt was in default at December 31, 2013. There is no default rate on the note. In June 2014 the debt was renegotiated and is no longer in default. See Note 12 – Subsequent Events.

Note 8- Stockholders’ Equity

On December 3, 2013 the Company filed a Definitive Schedule 14C Information Form with the SEC informing them that the holders of more than a majority of the outstanding Common Stock of the Company had approved to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000 which had been approved by a vote of the shareholders of the Company on November 20, 2013.

The authorized capital stock of Lustros currently consists of 250,000,000 shares of Common Stock, $0.001 par value per share, and 10,000,000 shares of Preferred Stock, par value of $0.001 per share, designated “Series A Preferred Stock.” Each share of Series A Preferred Stock is convertible at the option of the holder into 100 shares of Common Stock and is entitled to 100 votes per share on all matters submitted to the shareholders of Lustros. At December 31, 2013, there were outstanding 97,169,346 shares of Common Stock and 441,416 shares of Series A Preferred Stock.

From January 2013 through December 2013, Magna converted $527,378 of their loans and $1,338 in accrued interest valued at $977,733 with the debt discount into 2,424,728 shares of Common Stock, See Note 7 – Debt.

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

On April 22, 2013, the Board of Directors of the Company approved the sale of up to 100,000 Preferred Series “A” Shares of the Company (Series “A” Shares) at a purchase price of $10.00 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  On June 25, 2013 the Board of Directors of the Company approved increasing the number of Preferred Series “A’ Shares available for sale to 142,200. The Series A Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The termination date of the offering was June 30, 2013, and a total of 142,200 Series “A” Shares for a total of $1,422,000 have been subscribed for to date. $700,000 was received as cash proceeds and $722,000 were settled against related party loans. The offering is only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever. See Note 10 – Derivative Liability.

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

On November 13, 2013 Angelique de Maison agreed to convert 4,500,000 shares of Common Stock into 45,000 shares of Preferred Series “A” Shares of the Company. These Preferred Series “A” Shares are convertible back to Common Stock at the holder’s option at the rate of 100 shares of Common Stock for each Preferred Series “A” share.

On November 13, 2013 the Board of Directors of the Company approved that as a condition to closing a financing transaction, all related party debt would be converted into stock of the Company. A total of $880,640 in debt was converted into 55,040 shares of Preferred Series A Stock at $16 per share. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  The Series “A” Shares were offered to small group of accredited investors already familiar with the Company in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933.  The termination date of the offering was October 31, 2013. The offering was only available to this small group of accredited investors and this disclosure does not constitute an offer to sell securities to any persons whatsoever.

On November 15, 2013, the Company entered into a Unit Purchase Agreement (the “Unit Purchase Agreement”) with several accredited investors pursuant to which an initial closing has occurred with respect to which certain accredited investors purchased a total of 1,975,000 units at a purchase price of $.80 per unit, for a total purchase price of $1,580,000. Each unit (“Unit”) consists of five shares of Common Stock of the Company and one warrant to purchase a share of common stock of the Company (“Warrant”). The Unit Purchase Agreement, as amended, allows for sales of up to $1,650,000 aggregate purchase price for the Units, and the Company may have one or more subsequent closings until it reaches the $1,650,000 limit. The shares purchased in conjunction with the Units will be registered on a resale registration statement to be filed by the Company in conjunction with a registration rights agreement which was executed in connection with the Unit Purchase Agreement. As of December 31, 2013 a total of 9,875,000 common shares had been sold under these Unit Purchase Agreements for $1,580,000 in cash proceeds less fees.

This registration statement is required to be filed within 30 days of the closing date as contemplated by the Unit Purchase Agreement. Each Warrant issued in connection with the units bears a $0.25 per share exercise price and expires on the third anniversary of the date of issuance. If at any time the volume weighted average price as reported on Bloomberg, LP on the OTCQB or other principal market for the Company’s common stock for one share of the Company’s common stock is more than $.50 (as adjusted for stock splits and reverse splits) for a period of thirty (30) consecutive calendar days, the Company, may, upon twenty (20) business days prior written notice, repurchase this Warrant in whole or in part, whether or not the actual Warrant is tendered to the Company, at a purchase price of $.001 per share represented by the portion of the Warrant being repurchased, which payment must be made by the Company to the Warrantholder no later than 5 PM Pacific standard time on the 15th business day following the date of tender of written notice by the Company to the Warrantholder to repurchase such Warrant. All issuances of the Company’s securities pursuant to the above have been made, or will be made, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended and Regulation D, as amended, as promulgated under the Securities Act of 1933, and all investors in the above referenced transaction are accredited investors as such term is defined in Regulation D. No general solicitation or advertising was used in connection with the sale of such securities, and the Company has imposed appropriate limitations on resales.

The following table summarizes stock warrants activity during fiscal 2013 under all plans:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants outstanding at December 31, 2012:	–	$–	–	$–
Granted	2,133,000	0.25	3 yrs.	31,455
Exercised	–	–	–	–
Canceled	–	–	–	–

Warrants outstanding at December 31, 2013	2,133,000	$0.25	3 yrs.	$31,455
Warrants exercisable at December 31, 2013	2,133,000	$0.25	3 yrs.	$31,455

Note 9- Related Party Transactions

From February 2012 through December 2013, Suprafin provided the Company a total of $3,524,874 in non-interest bearing unsecured demand loans. Zirk de Maison, previously a member of the Board, and formerly the Chief Executive Officer, of the Company is the owner of Suprafin. As of December 31, 2013, the outstanding balance of these loans was $1,082. See Note 7 - Debt.

From September through December 2012, the Company borrowed a total of $1,040,000 from two directors for working capital purposes at Sulfatos. As of December 31, 2013, the outstanding balance of these loans was $0. Mr. Engelbrecht was a guarantor of these loans. See Note 7 - Debt.

From January through December 2013, the Company borrowed a total of $35,385 for working capital purposes from the Company’s Chief Executive Officer. As of December 31, 2013, the outstanding balance of these loans was $1,385. See Note 7 - Debt.

From inception (January 26, 2012) to December 31, 2013, the Company has issued and sold an aggregate of 25,136,363 shares of Common Stock (including 175,000 shares of Series A Preferred Stock which were converted to 17,500,000 shares of Common Stock but excluding 4,500,000 shares of Common Stock which were converted to 45,000 shares of Series A Preferred Stock) to directors and executive officers. From April through September 2013 the Company has sold 386,063 shares of Series A Preferred Stock to affiliates, directors and executive officers of the Company. See Note 8 – Stockholders’ Equity.

Note 10- Derivative Liability

From April through June 2013 the Company sold a total of 142,200 Series “A” Shares to a small group of accredited investors at $10.00 per share for a total of $1,422,000. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  See Note 8 – Stockholders’ Equity.

In July 2013 the Company sold a total of 19,176 Series “A” Shares to a small group of accredited investors at $17.00 per share for a total of $325,992. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  See Note 8 – Stockholders’ Equity. The Company calculated the fair value of the embedded conversion feature on September 30, 2013 using the Black-Scholes valuation model with the following assumptions: market prices of $0.19; exercise price of $0.17; discount rate of .10%; expected volatility of 133.9% and an expected life of one (1) year. The fair value of $145,667 was recorded as a deemed derivative liability, which reduced the value of Equity.

In August and September 2013 the Company sold a total of 130,000 Series “A” Shares to a small group of accredited investors at $5.00 per share for a total of $650,000. Each Series “A” Share is convertible into 100 shares of Company Common Stock upon the satisfaction of certain terms and conditions.  See Note 8 – Stockholders’ Equity. The Company calculated the fair value of the embedded conversion feature on September 30, 2013 using the Black-Scholes valuation model with the following assumptions: market prices of $0.19; exercise price of $0.05; discount rate of .10%; expected volatility of 133.9% and an expected life of one (1) year. The fair value of $1,859,970 was recorded as a deemed derivative liability, which reduced the value of Equity.

In accounting for the various Series “A” Shares described above, the Company considered the guidance contained in ASC 815 Derivatives and Hedging and ASC 480 Distinguishing Liabilities from Equity. In accordance with the guidance provided in ASC 480 and ASC 815, the Company determined that at the time off issuance, the conversion feature of the Series “A” Shares convert into more Common Stock shares than were currently authorized represented an deemed derivative. Accordingly, the Series “A” Shares were not considered to be “conventional” Preferred Stock and thus the embedded conversion feature must be bifurcated and accounted for as a derivative liability. However, on December 3, 2013 the Company filed a Definitive Schedule 14C Information Form with the SEC informing them that the holders of more than a majority of the outstanding Common Stock of the Company had approved to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000 which had been approved by a vote of the shareholders of the Company on November 20, 2013. Because the authorized share capital had been increased as of December 31, 2013 the treatment of the Series “A” Shares issued in 2013 was again reviewed and were deemed to no longer represent a deemed derivative and could therefore be considered “conventional” Preferred Stock and all previous accounting for derivative liability was reversed as of December 31, 2013.

In July 2013 the Company borrowed a total of $69,000 in Convertible Notes payable to unrelated third parties for working capital purposes. These Convertible Notes bear interest at the rate of 8% per annum and are redeemable in 18 months or convertible after six months into shares of the Company’s Common Stock at a price equal to 60% of the average of the variable weighted average price for the 10 trading days prior to the date of conversion. The Company accrued $2,119 in interest expense for the year ended December 31, 2013 for these Convertible Notes.

The conversion option has been accounted for in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liability has been measured at fair value at July, 2013 and December 31, 2013 using a level 3 input. The fair value of the convertible note payable derivative liability is $30,324 and $39,474 at July, 2013 and December 31, 2013, respectively. The increase in the fair value of the convertible note payable derivative liability of $9,150 was recognized as a loss on line net change in fair value of derivative liability in current period earnings. The value of the derivative at July was treated as a discount and is being amortized.

Note 11- Restatement

The Sulfatos Acquisition (see Note 3 – Sulfatos Acquisition) has been treated as an "asset purchase" for financial reporting purposes. Because the Sulfatos Acquisition was between related parties, the purchase price has been allocated to additional paid-in capital and the assets and liabilities were carried over at historical costs. Results of operations for Sulfatos were previously reflected in the Company's financial statements from January 26, 2012, the inception date of Bluestone, however we have determined that because the Sulfatos Acquisition was between related parties, the results of operations should have been reflected as of the beginning of the year just prior to the closing date, January 1, 2012 according to FASB ASC 805-50-45.

Due to this revised date, the Company has identified adjustments which required the restatement of amounts previously reported on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows as of December 31, 2012, Consolidated Statements of Stockholders’ Equity as of December 31, 2012.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Operations as of December 31, 2012:

	December 31, 2012 As previously reported	Error correction		December 31, 2012 As restated

Revenue	$54,902	–		$54,902
Cost of goods sold	–	–		–
Gross profit	54,902	–		54,902

Operating expenses
General and administrative	2,050,798	114,900	(a)	2,165,698
Depreciation	85,712	7,386	(a)	93,098
Payroll	1,440,969	90,492	(a)	1,531,461
Legal and accounting	528,478	–		528,478
Mining costs	187,749	–		187,749
Research & development	76,868	–		76,868
Total expenses	4,370,574	212,778		4,583,352

Loss from continued operations	(4,315,672)	(212,778)		(4,528,450)

Interest expense	(71,321)	(57	)(a)	(71,378)

Net loss	$(4,386,993)	$(212,835	)(a)	$(4,599,828)

Net loss attributable to minority interest	$(1,259,114)	$(85,134	)(a)	$(1,344,248)
Net loss attributable to Lustros, Inc.	$(3,127,879)	$(127,701)		$(3,255,580)

(a)	Record expenses incurred from January 1, 2012 through January 26, 2012, the date previously considered as the "Inception Date".

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet as of December 31, 2012:

	December 31, 2012 As previously reported	Error correction		December 31, 2012 As restated
ASSETS
Current Assets
Cash	$277,565	$–		$277,565
Other receivables	102	–		102
Prepaid expenses	224,777	–		224,777
Inventory	142,385	–		142,385
VAT tax receivable	573,541	–		573,541
Total current assets	1,218,370	–		1,218,370

Non-Current Assets
Fixed asset, net	4,647,816	–		4,647,816
Mining property	3,720,011	–		3,720,011
Land	585,040	–		585,040
Congo right to use	360,000	–		360,000
Total non-current assets	9,312,867	–		9,312,867

TOTAL ASSETS	$10,531,237	$–		$10,531,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,000,500	$–		$1,000,500
Convertible note payable, net of unamortized discount of $141,411	205,589	–		205,589
Notes payable	684,292	–		684,292
Notes payable - related party	1,825,929	–		1,825,929
Total current liabilities	3,716,310	–		3,716,310

Long Term Liabilities
Asset retirement obligations	396,474	–		396,474
Total long term liabilities	396,474	–		396,474

Total liabilities	4,112,784	–		4,112,784

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–		–
Common stock, $.001 par value, 100,000,000 shares authorized, 88,369,618 issued and outstanding	88,369	–		88,369
Additional paid-in capital	6,234,946	(304,890	)(b)	5,930,056
Non-controlling interest	2,005,189	(288,392	)(a)	1,716,797
Accumulated other comprehensive income	1,217,828	720,983	(a)(b)	1,938,811
Deficit accumulated during development stage	(3,127,879)	(127,701	)(a)	(3,255,580)
Total stockholders' equity	6,418,453	–		6,418,453

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,531,237	$–		$10,531,237

(a)	Record expenses incurred from January 1, 2012 through January 26, 2012, the date previously considered as the "Inception Date".
(b)	Correct prior misclassification of the foreign currencies. APIC didn't carry forward correctly with historical retained earnings.

The following is a summary of the impact of these restatements on the Company’s Statement of Cash Flows as of December 31, 2012:

	December 31, 2012 As previously reported	Error correction		December 31, 2012 As restated

Cash flows from operating activities
Net loss	$(4,386,993)	(212,835	)(a)	$(4,599,828)
Non-cash transactions to reconcile cash used in operations
Depreciation and amortization	85,712	–		85,712
Amortization of original issued discount	65,589	–		65,589
Cash used in operations
Increase in accrued interest included in notes payable	5,732	–		5,732
Decrease/(increase) in prepaid expenses	(176,254)	142,385	(b)	(33,869)
Decrease/(increase) in inventory	–	(142,385	)(b)	(142,385)
Increase in asset retirement obligation	14,860	–		14,860
Increase/(decrease) in accounts payable	933,702	–		933,702
Total cash used in operations	(3,457,652)	(212,835)		(3,670,487)

Cash flows from investing activities
Acquisition of Sulfatos Chile by Bluestone	892,294	212,835	(a)	1,105,129
Cash received in Power Save merger	38,572	–		38,572
Disposal of Power Save operations	(20,642)	–		(20,642)
Purchase of fixed assets	(830,676)	–		(830,676)
Total cash used in investing activities	79,548	212,835		292,383

Cash from financing activities
Proceeds from notes payable	79,454	–		79,454
Repayment of notes payable	(46,263)	–		(46,263)
Proceeds from notes payable, related parties	3,111,381	–		3,111,381
Repayment of notes payable, related parties	(1,385,464)	–		(1,385,464)
Proceeds from the issuance of common stock	1,921,000	–		1,921,000
Total cash provided by financing activities	3,680,108	–		3,680,108

Effect of foreign currency exchange rate on cash	(24,439)	–		(24,439)

INCREASE/(DECREASE) IN CASH	277,565	–		277,565

BEGINNING CASH				–

ENDING CASH	$277,565	$–		$277,565

Supplemental disclosure of cash flow information:
Interest paid	$–	$–		$–
Income taxes paid	$–	$–		$–

Supplemental disclosure of non-cash investing activities:
Related party notes transferred to convertible notes	$(300,000)	$–		$(300,000)
Shares issued in conversion on convertible note	160,000	$–		$160,000
Related party notes settled with subscription to common stock	$1,100,000	$–		$1,100,000
Related party notes settled with subscription to preferred stock	$429,000	$–		$429,000
Net assets acquired in reverse merger with Power Save	$(63,207)	$–		$(63,207)
Net assets acquired in Sulfatos Chile acquisition	$5,068,464	$–		$5,068,464
Net assets disposed of in Power Save sale	$62,138	$–		$62,138
Effect of reverse merger with Power Save	$(24,635)	$–		$(24,635)
Contributed capital in Sulfatos Chile acquisition	$2,696,455	$(304,889)		$2,391,565
Contributed capital in Power Save sale	$41,496	$–		$41,496

(a)	Record expenses incurred from January 1, 2012 through January 26, 2012, the date previously considered as the "Inception Date".
(b)	Reclassify inventory previously shown as prepaid assets.
(c)	Correct prior misclassification of the foreign currencies. APIC didn't carry forward correctly with historical retained earnings.

The following is a summary of the impact of these restatements on the Company’s Statement of Stockholders’ Equity as of December 31, 2012:

	Number of Shares Outstanding, Preferred	Preferred Stock at Par Value	Number of Shares Outstanding, Common	Common Stock at Par Value	Additional Paid-in Capital		Minority Interest in Sulfatos Chile		Other Comprehensive Income	Deficit Accumulated During Development Stage		Total Stockholders' Equity
Balance at January 26, 2012-inception	–	$–	–	$–	–		$–		$–	$–		$–

Stocks issued to Founders	–	–	60,000,000	60,000	(60,000)		–		–	–		–
February 15, 2012 purchase of Sulfatos Chile	–	–	–	–	2,696,455		3,264,303		–	–		5,960,758
March 9, 2012 reverse merger adjustments	–	–	2,856,426	2,856	(27,491)		–		–	–		(24,635)
Power-Save disposal adjustments	–	–	–	–	41,496		–		–	–		41,496
Stocks issued for cash	175,000	175	7,898,395	7,898	3,441,927		–		–	–		3,450,000
Stocks issued in preferred stock conversion	(175,000)	(175)	17,500,000	17,500	(17,325)		–		–	–		–
Stocks issued for debt conversion	–	–	177,714	178	159,822		–		–	–		160,000
Stocks held in trust returned to treasury	–	–	(62,917)	(63)	63		–		–	–		–
Gain on currency conversion	–	–	–	–	–		–		1,217,828	–		1,217,829
Net loss at December 31, 2012	–	–	–	–	–		(1,259,115)		–	(3,127,879)		(4,386,995)

Balance at December 31, 2012 (as previously reported)	–	$–	88,369,618	$88,369	$6,234,946		$2,005,189		$1,217,828	$(3,127,879)		$6,418,453

Restatement of Sulfatos Chile purchase	–	–	–	–	(304,890	)(b)	(288,392	)(a)	720,983 (a)(b)	(127,701	)(a)	–

Balance at December 31, 2012 (as restated)	–	$–	88,369,618	$88,369	$5,930,056		$1,716,797		$1,938,811	$(3,255,580)		$6,418,453

(a)	Record expenses incurred from January 1, 2012 through January 26, 2012, the date previously considered as the "Inception Date".
(b)	Correct prior misclassification of the foreign currencies. APIC didn't carry forward correctly with historical retained earnings.

Note 12- Income Taxes

As of December 31, 2013 and 2012, the Company had net operating loss attributable to Lustros, Inc. of $6,697,711 and $3,255,580, respectively that may be available to reduce future years’ federal taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

A reconciliation of the expected consolidated income tax expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows December 31, 2013 and 2012:

	2013	2012
Deferred tax asset:
Net operating loss	$(2,344,220)	$(1,139,457)
Impairment charges	(1,577,367)	–
Total deferred tax asset	$(3,921,587)	$(1,139,457)
Less: Valuation allowance	3,921,587	1,139,457
Net deferred tax asset	$–	$–

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $3,921,587 and $1,139,457, respectively, which may be applied against future taxable income, if any, through 2032. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012.

Note 13 – Legal Proceedings

The Company was named in a action filed by Unirac, Inc. in New Mexico State Court on June 22, 2011 (Unirac, Inc. v. Power Save Energy Corporation et al., Case No. D-202-CV-2011-06295). Also named as defendants in this lawsuit were, among others, SLO 3 Holdings, Inc., Michael Forster, and Zirk Engelbrecht (“Other Defendants”). A settlement agreement was entered into on July 1, 2013, whereby the Other Defendants agreed to be responsible for paying Unirac, Inc.’s claim; however, pursuant to that settlement agreement, Unirac, Inc. retained the right to pursue the Company for payment of its claim if the Other Defendants did not honor their commitment to do so. A Stipulated Judgment (“Judgment”) was entered into in the New Mexico State Court action based upon this settlement agreement on July 19, 2013. The Plantiff has recently taken action to enforce this Judgment by filing an Application for Entry of Judgment on Sister State Judgment in San Luis Obispo County, California. Assuming that Michael Forster, Zirk Engelbrecht (aka Zirk de Maison) and/or SLO 3 Holdings, Inc. have the financial capacity to pay the Judgment, interests and any associated costs, and do not dispute the validity or enforceability of the Judgment, the Company should have no financial exposure in connection with this lawsuit. However, the Company has done no investigation to determine the financial ability of the Other Defendants to pay the funds now due pursuant to the Judgment. The Company does have information, however, that one of the defendants, Mr. Engelbrecht/de Maison, is incarcerated and his assets have been frozen. Also, the Company does not know if any of the Other Defendants are, for any reason, disputing the validity or enforceability of the Judgment.

The Company was engaged in litigation in the Supreme Court in the County of Westchester, New York, Index No. 11139/2009, in the matter Steeneck v. Power-Save and Engelbrecht. The claim was brought before the Court on or about May 8, 2009, although the defendants were never notified of the action until September 2012. Putting aside pleading in the alternative (duplicative claims under different legal theories for the same acts/omissions to act) the claim appears to be for approximately $200,000. As reported on Form 8-K filed with the Commission on January 18, 2013, the Company was informed that on January 10, 2013 the Court filed and entered a Decision & Order stating that the statute of limitations of the action had expired and that the plaintiff is not entitled to the relief that was sought. The plaintiff’s motion was denied and the case is now marked as disposed by the court.

The Company’s subsidiary, Sulfatos Chile, is engaged in arbitration in Chile, Docket Number 1639-2012 before Mr. Andres Molina del Rio, whereby Franciso Javier Morales Rivera E.I.R.L and Nunez Ojeda y da Silva LLC asked for the termination of the Engineering and Construction contract of the Anica Plant and sought damages of $1,989,300 for breach of contract. This matter was settled on May 6, 2014 by way of a public deed with the claimants and respondents both dismissing their claims and counterclaims respectively.

The Company’s subsidiary, Sulfatos Chile, is engaged in arbitration in Chile, Docket Number 5765-2013 before Mr. Mauricio Izquierdo, whereby in May of 2013 Minera Anica S.A. asked for the dissolution of Sulfatos Chile S.A. as a consequence of a breach of the stockholders’ agreement by Santa Teresa Minerals and seeking a to be determined amount of damages to be discussed in a different stage of the trial. Bluestone SpA (a wholly owned subsidiary of Lustros Chile S.A.), Santa Teresa and Lustros Chile SpA. filed their responses to the claim, asking the Court to dismiss it. Also, Bluestone SpA filed a counter claim against Minera Anica S.A. Minera Anica alleging, among other things, a breach of the articles of incorporation of Sulfatos Chile S.A. The probatory stage of this case is still pending.

The Company’s subsidiary, Lustros Chile SpA, is engaged in arbitration in Chile, Docket Number 1933-2013, before Mr. Juan Carlos Varela M. whereby Nueva Pudahuel filed a request for arbitration before the Center for Arbitration and Mediation of the Santiago Center of Commerce in December of 2013 against Lustros Chile, SpA, a wholly owned subsidiary of the Company, asking for the termination of the tails contract referred to the “Congo” project. It is also asking for the restitution of some properties, the payment of due rent, and damages in the amount of $3,017,191, (i) USD 775,396.5 for unpaid rents 2013-2014; (ii) USD 77,539.65 for each month of delay; (iii) UF 50.000.- under penalty clause. Lustros is asking for the termination of the contract, plus damages of UF 50.000 in a counterclaim under the penalty clause. On July 31, 2014 we filed our rejoinder to their claim and our rebuttal to our counter claim. On September 16, 2014 and September 29, 2014, the parties attended conciliatory hearings before the arbitrator. The arbitrator conceded an extension for the parties to continue conversations about the possibility to settle. That extension ended on October 6, 2014. In addition, Lustros Chile SpA has filed a civil law action, objection to an arbitrator Docket Number 111-2014 before the 23rd Civil Trial Court in Santiago. We are asking the Civil Trial Court to declare that Mr. Varela, as an arbitrator for the case Docket Nº 1933-2013 cannot continue the arbitration because of his objection in the process. This action was brought since the arbitrator filed a preliminary decision on the matter before he was allowed to do so. Therefore, we believe that he lacks impartiality for the final ruling. On October 16, 2014, we were informed that an injunction order was granted by Mr. Varela and executed on Lustros Chile SpA’s assets in the arbitration. As a consequence, the following assets are and will remain seized:  Lustros Chile SpA’s shares in Sulfatos (600,000 shares though it is alleged that Lustros Chile SPA does not own any property or shares in Sulfatos Chile S.A.); 24,000 shares in Bluestone SpA; bank account ending in 0748 at Itaú Bank; all credit that Lustros Chile SpA has against Sulfatos Chile S.A.; and all credit related to the current account between Lustros Chile SpA and Sulfatos Chile S.A. On October 16, 2014 the Company’s bank account at Itau Bank was levied for 29,019,497 CLP or approximately $49,636 US Dollars. These measures will remain in place until Lustros Chile SpA pays Nueva Pudahuel the full claimed amount, offers assets as guarantee, or arrives at a settlement. Lustros Chile SpA continues to vigorously defend against the actions taken and is working through its Chilean attorneys to resolve these matters as soon as reasonably possible. The arbitration and the trial are in their final stages, the parties having presented their main arguments and means of proof however no decision has been made as of the time of this filing. Our copper sulfate processing plant is currently shut down pending resolution of this matter. Should the arbitrator decide against the Company, it may be forced to liquidate some or all of its assets to satisfy the judgment.

The company’s subsidiary, Sulfatos Chile S.A., in engaged in litigation before the 8th Civil Trial court of Santiago, Docket Nº 18242-2013, in the matter Nueva Pudahuel S.A. v. Sulfatos Chile S.A. The claim was brought before the court on or about November 2013. Nueva Pudahuel S.A. is claiming for the payment of invoices for a total amount of $58,386.61. The company has filed a formal opposition to such claim, under articles 464 et seq of the Chilean Civil Procedural Code., which is currently in the probatory stage.

The Company’s subsidiary, Sulfatos Chile S.A. is involved in various labor lawsuits with former employees that are likely to have an unfavorable outcome. We have accrued approximately $345,000 as of the date of this filing to handle these claims.

The Company’s subsidiary, Sulfatos Chile S.A. is engaged in litigation before the 4th Civil Trial Court of Santiago, Docket N⁰ 25496-2014, in the matter of Oryxeio Ingenieria Limitada v. Sulfatos Chile S.A. On December 22, 2014 Sulfatos Chile S.A. was declared bankrupt by the court. The Board of Directors of Sulfatos Chile S.A. decided not to oppose the bankruptcy process. The Company will provide more information on these proceedings via a Current Report on Form 8-K as it becomes available.

Other than the foregoing, we know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 14- Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and November 14, 2013 and has found the following events to report:

On January 16, 2014, a holder of a Convertible Note (see Note 7 – Debt) in the amount of $20,000 elected to convert their Convertible Note into Common Stock of the Company. $20,000 of principal plus $802.19 in accrued interest was converted into 128,647 shares of Common Stock at the rate of $0.1617 (60% of the 10 day average on 1/16/2014) which is a discount of $0.1078 per share.

On February 13, 2014, Zirk de Maison submitted his resignation as a member of the Board of Directors. His resignation is not the result of a disagreement with the Company.

On March 5, 2014, Suprafin, Ltd. converted 39,540 shares of Series A Preferred Stock into 3,954,000 shares of Common Stock of the Company.

On March 31, 2011, Sulfatos Chile SA, a subsidiary of the Company purchased property located in Los Vilos, Chile, and the corresponding water rights, under a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) from Mrs. MARÍA ESTER BUGUEÑO PÉREZ and Ms. EMA PÉREZ ANDRADE (the “Landowners”). The price of the Purchase and Sale Agreement was the sum of CLP$280,000,000, or approximately $501,241 US dollars at today’s exchange rate, which was to be paid in three installments. The first installment of CLP$100,000,000 was paid at the time of the signing of the public deed of purchase. The second installment of CLP$90,000,000, equivalent to 4,171.67 unidades de fomento, was payable 365 days from the date of the Purchase and Sale Agreement in its equivalent in pesos as of the effective date. The third installment of CLP$90,000,000, equivalent to 4,171.67 unidades de fomento, was payable 365 days from the date of the Purchase and Sale Agreement in its equivalent in pesos as of the effective date. As of June 12, 2014, Sulfatos owed the Landowners the sum of 7,900.67 unidades de fomento, equivalent to CLP$189,405,053, or approximately $339,063 US dollars (the “Debt”), for the last two payments under the Purchase and Sale Agreement.

On June 12, 2014, Sulfatos Chile SA and the Landowners signed a Loan Refinance Agreement (the “Loan Refinance Agreement”) whereby the parties agreed that Sulfatos Chile SA will pay the Debt in thirty-seven installments, which will accrue interest at a rate of 3% per year, payable at the end of the last installment. The parties agree that the total amount of the interest accrued will be CLP$7,822,942, or approximately $14,004 US dollars. The first installment for CLP$10,000,000, or approximately $17,901 US dollars, was paid at the signing of the agreement. The following 35 installments of CLP$5,000,000 each, or approximately $8,951 US dollars, will be paid monthly within the first five days of each month, beginning in August of 2014. The final installment, number 37, for the remaining unpaid principal and all accrued interest, will be made in one payment for a total of CLP$12,227,995, or approximately $21,890 US dollars.

On June 16, 2014, Angelique de Maison converted 178,200 shares of Series A Preferred Stock into 17,820,000 shares of Common Stock of the Company and a company controlled by Ms. de Maison converted 2,941 shares of Series A Preferred Stock into 294,100 shares of Common Stock of the Company.

On July 24, 2014, Lustros Chile SpA, the wholly-owned subsidiary of the Company, which acts as the operating subsidiary for the purpose of running the Company’s Chilean operations, signed a manufacturing contract with Sulfatos Chile S.A, of which 60% of the equity interests are owned by Lustros Chile and the balance is owned by third parties. Pursuant to this manufacturing contract, the Company’s copper sulfate business will be apportioned between Lustros Chile SpA which will have sole responsibility for sales and purchasing and supply of raw materials, and Sulfatos Chile S.A. will solely concentrate on manufacturing. Further pursuant to this manufacturing agreement, both entities have agreed to render services exclusively with respect to the Company’s copper sulfate business, and neither entity may render services to third parties. The agreement sets the price of copper sulfate to be produced by Sulfatos Chile S.A. to be the actual manufacturing cost (excluding the cost of raw materials which are provided by Lustros Chile SpA) plus 15%. The agreement has a ten year term which automatically extends for additional one year periods unless written notice is given by one party to the other at least two months before the end of the original or any renewal term.

On August 14, 2014, a shareholder converted 17,941 shares of Series A Preferred Stock into 1,794,100 shares of Common Stock of the Company.

On April 22, 2014 Angelique de Maison was appointed to the Board of Directors.

On August 26, 2014, Angelique de Maison resigned as a member of the Board of Directors of Lustros Inc. (the “Company”). Her resignation is not due to a disagreement with the Company.

On September 23, 2014, Trisha Malone resigned as the Chief Financial Officer of the Company. Her resignation is not due to a disagreement with the Company. Ms. Malone will remain as a consultant of the Company to assist with its financial reporting obligations until such time as a new Chief Financial Officer is appointed. She will be compensated at the rate of $10,000 per month and may be terminated by the Company at any time upon 30 days’ prior notice. Upon Board confirmation, Mr. Farley shall act as both the Principal Executive Officer and Principal Financial Officer of the Company until such time as a new Chief Financial Officer is appointed.

From March 5, 2014 through December 3, 2014 Bass Energy and LV Ventures, Inc. provided the Company with $2,663,596 in cash through two year convertible notes which bear interest at 5% per annum. These notes are convertible into shares of the Company’s Common Stock at the rate of $0.16 per share with 25% warrant coverage at $0.25 per share which is identical to the financing round closed by the Company in December of 2013.

The Company’s subsidiary, Lustros Chile SpA, is engaged in arbitration in Chile, Docket Number 1933-2013, before Mr. Juan Carlos Varela M., a Chilean arbitrator, pursuant to which Nueva Pudahuel is asking for the termination of the tails contract referred to the “Congo” project. He is also demanding the restitution of some alleged properties, the payment of allegedly due rent, and alleged damages in the amount of $3,017,191 US Dollars: (i) $775,396.50 US Dollars for unpaid rents 2013-2014; (ii) $77,539.65 US Dollars for each month of delay; and (iii) UF (Unidad de Fomento, a funds index used in Chile) 50.000 or approximately $2.1m under an alleged penalty clause. Lustros is asking for the termination of the contract, plus damages of UF 50.000 or approximately $2.1m in a counterclaim under the penalty clause. On July 31, 2014 we filed our rejoinder to their claim and our rebuttal to our counterclaim. On September 16, 2014 and September 29, 2014, the parties attended conciliatory hearings before the arbitrator. The arbitrator conceded an extension for the parties to continue conversations about the possibility to settle. That extension ended on October 6, 2014. In addition, Lustros Chile SpA has filed a civil law action, objection to an arbitrator Docket Number 111-2014 before the 23rd Civil Trial Court in Santiago. We are asking the Civil Trial Court to declare that Mr. Varela, as an arbitrator for the case Docket Nº 1933-2013, cannot continue the arbitration because of his objection in the process. This action was brought since the arbitrator filed a preliminary decision on the matter before he was allowed to do so. Therefore, we believe that he lacks impartiality for the final ruling.

On October 16, 2014, we were informed that an injunction order was granted by Mr. Varela and executed on Lustros Chile SpA’s assets in the arbitration.

As a consequence, the following assets are and will remain seized:  Lustros Chile SpA’s shares in Sulfatos (600,000 shares); 24,000 shares in Bluestone SpA; bank account ending in 0748 at Itaú Bank; all credit that Lustros Chile SpA has against Sulfatos Chile S.A.; and all credit related to the current account between Lustros Chile SpA and Sulfatos Chile S.A. On October 16, 2014 the Company’s bank account at Itau Bank was levied for 29,019,497 CLP or approximately $49,636 US Dollars. These measures will remain in place until Lustros Chile SpA pays Nueva Pudahuel the full claimed amount, offers assets as guarantee, or arrives at a settlement. Lustros Chile SpA continues to vigorously defend against the actions taken and is working through its Chilean attorneys to resolve these matters as soon as reasonably possible. We have elected to shut down our copper sulfate processing plant pending resolution of this matter.

On October 22, 2014 a bank account belonging to the Company’s subsidiary, Sulfatos Chile S.A. at BICE Bank was levied for 6,196,654 CLP or approximately $10,599 US Dollars.

The Company’s subsidiary, Sulfatos Chile S.A. is engaged in litigation before the 4th Civil Trial Court of Santiago, Docket N⁰ 25496-2014, in the matter of Oryxeio Ingenieria Limitada v. Sulfatos Chile S.A. On December 22, 2014 Sulfatos Chile S.A. was declared bankrupt by the court. The Board of Directors of Sulfatos Chile S.A. decided not to oppose the bankruptcy process. The Company will provide more information on these proceedings via a Current Report on Form 8-K as it becomes available.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSTROS, INC.

Date: December 24, 2014	By: /s/ William Farley William Farley CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Farley	Chief Executive Officer (Principal Executive Officer and	December 24, 2014
William Farley	Principal Financial), Director

/s/ Todd Sluzas	Director	December 24, 2014
Todd Sluzas

/s/ Richard Berman	Director	December 24, 2014
Richard Berman

/s/ William Hlavin	Director	December 24, 2014
William Hlavin

/s/ Robert Dickey	Director	December 24, 2014
Robert Dickey

/s/ Martin Pajor	Director	December 24, 2014
Martin Pajor