Form 10-Q
period 2014-03-31
Lustros Inc.
filed 2015-03-30
CIK 922011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 000-30215

LUSTROS INC.

(Exact name of registrant as specified in its charter)

Utah	45-5313260
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

9025 Carlton Hills Blvd. Suite A Santee, CA 92071
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

Yes  ☐  No ☒

As of March 25, 2015 there were 121,160,193 shares of the registrant’s $0.001 par value Common Stock outstanding.

LUSTROS INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Lustros Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Included in these factors are our risk factors included in our Form 10-K for the year ended December 31, 2013. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted or the context otherwise required, the words "we," "our," "us," or the "Company," refer to Lustros, Inc. (“Lustros”) and its consolidated subsidiaries.

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Lustros, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$91,750	$615,469
Other receivables	–	915
Prepaid expenses	145,856	124,770
Inventory	91,939	–
Total current assets	329,545	741,154

Non-Current Assets
Fixed asset, net	3,124,665	3,486,711
Land	508,601	534,596
Total non-current assets	3,633,266	4,021,307

TOTAL ASSETS	$3,962,811	$4,762,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$1,583,192	$1,792,529
Convertible notes payable, net of unamortized discount of $8,643 and $21,066 respectively	43,139	50,113
Accrued rents Congo	697,858	465,239
Derivative liability from convertible notes	46,740	39,474
Notes payable	358,251	351,183
Notes payable - related party	3,117	2,467
Total current liabilities	2,732,297	2,701,005

Long Term Liabilities
Convertible notes payable - related party, net of unamortized discount of $41,519 and $0 respectively	258,481	–
Asset retirement obligations	446,633	433,794
Total long term liabilities	705,114	433,794

Total liabilities	3,437,411	3,134,799

Stockholders' Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 401,876 and 441,416 shares issued and outstanding respectively	402	441
Common stock, $.001 par value, 250,000,000 shares authorized, 101,251,993 and 97,169,346 issued and outstanding respectively	101,252	97,169
Additional paid-in capital	12,456,891	12,384,745
Accumulated other comprehensive income	2,224,006	1,971,935
Accumulated deficit	(12,349,825)	(11,204,535)
Total Lustros, Inc. stockholders' equity	2,432,726	3,249,755
Non-controlling interest	(1,907,326)	(1,622,093)
Total stockholders' equity	525,400	1,627,662
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,962,811	$4,762,461

See notes to consolidated financial statements.

Lustros, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Revenue	$–	$–
Cost of goods sold	–	–
Gross profit	–	–

Operating expenses
General and administrative	423,114	239,959
Depreciation	169,055	31,029
Foreign exchange losses	272,214	–
Payroll	209,108	400,956
Legal and accounting	64,218	73,189
Asset impairment	25,233	–
Congo rent expense	232,619	–
Mining costs	–	21,353
Research & development	–	49
Total expenses	1,395,561	766,535

Loss from operations	(1,395,561)	(766,535)

Net change in fair value of derivative liability	(7,266)	–
Interest expense	(27,696)	(226,028)

Net loss	$(1,430,523)	$(992,563)

Less net loss attributable to non-controlling interest	$(285,233)	$(211,056)
Net loss attributable to Lustros, Inc.	$(1,145,290)	$(781,507)

Loss per share, basic	$(0.01)	$(0.01)

Weighted average common shares, basic	98,427,334	89,018,101

Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Net loss	$(1,430,523)	$(992,563)

Gain on foreign currency conversion	252,071	113,034

Total comprehensive loss	$(1,178,452)	$(879,529)
Comprehensive loss attributable to non-controlling interest	$(184,405)	$(98,022)
Comprehensive loss attributable to Lustros, Inc.	$(994,047)	$(781,507)

See notes to consolidated financial statements.

Lustros, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Cash flows from operating activities
Net loss	$(1,430,523)	$(992,563)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	169,055	31,029
Amortization of original issued discount	12,363	183,169
Accrued rents Congo	232,619	–
Loss on sale of assets	31,777	–
Loss on settlement of debt	13,066	–
Interest paid with stock	802	–
Loss on change in fair value of convertible note derivative liability	7,266	–
Changes in operating assets and liabilities
Increase in accrued interest included in notes payable	–	5,732
Decrease/(increase) in receivables	868	–
Decrease/(increase) in prepaid expenses	(25,134)	(897)
Decrease/(increase) in inventory	(91,939)	(8,571)
Decrease/(increase) in tax receivable	–	(58,177)
Increase/(decrease) in asset retirement obligation	31,898	15,954
Increase/(decrease) in accounts payable	(143,696)	111,922
Total cash used in operations	(1,191,578)	(712,402)

Cash flows from investing activities
Purchase of fixed assets	–	(139,510)
Total cash used in investing activities	–	(139,510)

Cash from financing activities
Proceeds from convertible notes payable, related parties	300,000	–
Repayments on convertible notes	–	(40,587)
Proceeds from notes payable, related parties	650	221,509
Proceeds from the issuance of common stock	–	550,000
Total cash provided by financing activities	300,650	730,922

Effect of foreign currency exchange rate on cash	367,209	(7,513)

DECREASE IN CASH	(523,719)	(128,503)

BEGINNING CASH	615,469	277,565

ENDING CASH	$91,750	$149,062

Supplemental disclosure of cash flow information:
Interest paid	$–	$14,818
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing activities:
Related party notes transferred to convertible notes	$–	$(270,988)
Convertible notes settled with common stock	$(20,000)	$–
Shares issued in conversion of convertible note	128,647	426,141

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

The Company shut down its copper sulfate processing plant in December 2014 pending resolution of certain legal matters including the bankruptcy of our Sulfatos Chile S.A. subsidiary. The Company’s subsidiary, Sulfatos Chile S.A. is engaged in litigation before the 4th Civil Trial Court of Santiago, Docket No 25496-2014, in the matter of Oryxeio Ingenieria Limitada v. Sulfatos Chile S.A. On December 22, 2014 Sulfatos Chile S.A. was declared bankrupt by the court. The Board of Directors of Sulfatos Chile S.A. decided not to oppose the bankruptcy process. The resolution of this matter is uncertain.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2013 and 2012 and notes thereto included in the Company’s 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

For purposes of these consolidated financial statements: (i) the exchange rate was $550.53 CLPs to 1 US dollar at March 31, 2014; and (ii) the average exchange rates were $551.76 CLPs to 1 US dollar during the three months ended March 31, 2014.

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

Financial Instruments

The Company's financial instruments include cash and cash equivalents, and accounts payable and notes payable. At March 31, 2014, the carrying cost of these instruments approximated their fair value. The authoritative guidance for fair values establishes a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash Equivalents

Cash equivalents include highly liquid investments with maturities of three months or less.

Inventory

Inventory, which consists primarily of raw copper ore, chemicals and copper sulfate, is stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company evaluates the need to record adjustments for impairment of inventory. As of March 31, 2014, the Company has not needed to adjust for impairment.

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

The Company reviewed its long term assets as of March 31, 2014 based on ASC 360-10-35-21, Property, Plant, and Equipment - Overall – Subsequent Measurement – Impairment or Disposal of Long-Lived Assets – Long-Lived Assets Classified as Held and Used – When to Test a Long-Lived Asset, for Recoverability. Pursuant to ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

The Company also reviewed its long lived assets as of March 31, 2014 based on ASC 932-360-35, Extractive Activities-Mining, Property, Plant and Equipment, Subsequent Measurement. ASC 932-360-35 states that all relevant facts and circumstances shall be evaluated when determining whether an entity is making sufficient progress on assessing the reserves and the economic and operating viability of the project.

As of March 31, 2014, the Company had no mining properties of any book value and determined that no adjustments for impairment were necessary.

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

The Company determined that an ARO existed at its Sulfatos Chile property to eventually retire the land where the mine and copper sulfate plant were located. The original ARO was determined to be $936,150 over an estimated 10 year life of the property (beginning January 1, 2012) which represents 15% of original $6.9 million cost incurred for the mine acquisition and plant related assets. The Company used a 10% rate to discount to PV. Even though an impairment charge was taken on the value of the mine at December 31, 2013, ARO is a legal obligation to repair the land which has been altered, accordingly a reasonable estimate for retirement cost would be expected to remain.

To date, the Company estimates that an asset retirement obligation of $446,633 exists. Accordingly, a liability for this amount has been included in long term liabilities. The table below shows the changes in carrying value of ARO from December 31, 2013 through March 31, 2014:

	December 31, 2013	2014 Currency Fluctuation	2014 Accretion Expense	March 31, 2014
ARO liability	$433,794	$(20,006)	$32,845	$446,633

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

Costs of Goods Sold and Operating Expenses

Costs of goods sold includes the cost of the finished good inventory sold during the period, solvents, chemicals and other consumable materials directly used in the production of our finished good inventory and packaging materials used to ship our product to customers. Consumable goods used in the production of our products but not directly attributable to the finished product are recorded as an operating expense in General and Administrative.

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

Going Concern

The Company’s financial statements are prepared using US GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in these consolidated financial statements, the Company has a limited operating history and limited funds and has an accumulated deficit of $12,349,825 as of March 31, 2014. These factors affect the Company’s ability to continue as a going concern.

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

The Company shut down its copper sulfate processing plant in December 2014 pending resolution of certain legal matters including the bankruptcy of our Sulfatos Chile S.A. subsidiary. The Company’s subsidiary, Sulfatos Chile S.A. is engaged in litigation before the 4th Civil Trial Court of Santiago, Docket No. 25496-2014, in the matter of Oryxeio Ingenieria Limitada v. Sulfatos Chile S.A. On December 22, 2014 Sulfatos Chile S.A. was declared bankrupt by the court. The Board of Directors of Sulfatos Chile S.A. decided not to oppose the bankruptcy process. The resolution of this matter is uncertain. If the Company is unable to regain the operating assets of Sulfatos Chile out of bankruptcy, there would be a material adverse effect on its ability to conduct its business as intended. The Company will continue to report Sulfatos Chile's operations as continuing operations on its Statement of Operations until such time as the bankruptcy process is resolved. If it becomes apparent that the Company will not be able to restart operations at the Sulfatos Chile plant, then at that time the Company will account for Sulfatos Chile's operations as discontinued.

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

The following table summarizes fair value measurements by level at March 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash	$91,750	–	–	$91,750
Derivative liability	–	–	46,740	46,740

In determining the valuation approach to the derivative, it was determined to estimate the number of shares that would be required to settle the debt and apply the closing price. This was determined to result in the most accurate valuation and effect of settlement as of the balance sheet date. The following assumptions were used in this valuation:

Market trading lookback days used	11
Weighted average closing price	$0.1126
Estimated rate of conversion	60%
Estimated conversion rate	$0.0675

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

Note 3- The Congo Project

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

Financing for the project was to be provided by the Company as a loan, and the Company would be entitled to 100% of the profits. The project was structured as a purchase / buy-back to ensure that all necessary assets remain under our control for the duration of the project. The Company purchase price was $7 million payable as follows:

•	$360,000 was paid on November 26, 2012 for the right to use all assets and facilities;

•	$436,828 payable upon completion of the copper sulfate processing plant on site no later than November 13, 2014 as the final payment for the assets; and

•	$6,203,172 payable in equal monthly installments of $77,540 beginning on July 1, 2013 for the lease of the Lo Aguirre main pit. SMP may request that the final 12 lease payments not be made by the Company in exchange for the return of 60.2 hectares of land at their option on or before date the 69th lease payment is made. Lease payments had not yet begun and were in default as of the time of this filing. The agreement is in dispute and the Company is currently in arbitration regarding this agreement. (see Note 10 - subsequent events)

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

The required lease payments for the Congo Project have not been made to date and production of the copper sulfate processing plant on the property has not yet begun. We have accrued $697,858 of these lease payments as of March 31, 2014. We are currently disputing the validity of the contract in arbitration. It is our position that the contract is invalid because the project was not permitted as we were told it was at the time the contract was signed. The Company was unable to perform under the terms of the contract due to the lack of permits required. The Company is currently in negotiations to amend the original agreement through arbitration but no agreement has been finalized. Because the Company was in default under the original terms of this agreement and the resolution of said default is currently unknown, the Company elected to fully reserve for the $360,000 paid for the right to use as of December 31, 2013. There is approximately $3,017,191 claimed against the Company in arbitration in this matter. Should the arbitrator decide against the Company, it may be forced to liquidate some or all of its assets to satisfy the judgment. (See Note 10 -Subsequent Events).

Note 4- Property and Equipment

The Company acquired property and equipment with a historical cost value of $7,331,655 in the Sulfatos Acquisition in March 2012. The following table sets forth our property and equipment at the dates indicated. These assets, with the exception of land which is not depreciable, are being depreciated over their remaining useful lives. The Company recognized depreciation expense of $169,055 for the three months ended March 31, 2014 and $31,029 for the three months ended March 31, 2013.

On October 16, 2014 we were informed that an injunction order was granted against Lustros Chile SpA’s assets in the Congo Project arbitration until a resolution is reached. These assets include bank accounts and Lustros’ shares in Sulfatos Chile S.A. We have elected to shut down our copper sulfate processing plant pending resolution of this matter. On February 2, 2015, our Chilean counsel reported that they were served with an interim ruling that revoked the injunction orders previously put in place. Resolution of the matter is still pending.

The Company’s subsidiary, Sulfatos Chile S.A. is engaged in litigation before the 4th Civil Trial Court of Santiago, Docket No 25496-2014, in the matter of Oryxeio Ingenieria Limitada v. Sulfatos Chile S.A. On December 22, 2014 Sulfatos Chile S.A. was declared bankrupt by the court. The Board of Directors of Sulfatos Chile S.A. decided not to oppose the bankruptcy process. The resolution of this matter is uncertain.

	March 31, 2014	December 31, 2013
Buildings	$155,644	$163,600
Furniture & fixtures	20,884	21,951
Vehicles	61,988	120,048
Machinery and mining equipment	378,532	397,879
Plants (crushing and agglomeration plant, heap leaching area, chemical plant and Solvent Extraction and Crystallization (SX - CR - RCR) plant) / property improvements	3,234,955	3,404,244
Computers	34,525	34,324
Lab equipment	57,870	60,828
Total fixed assets	$3,944,398	$4,202,874
Less depreciation	(819,733)	(716,163)
Net fixed assets	$3,124,665	$3,486,711

Land	$508,601	$534,596
Net property and equipment	$3,633,266	$4,021,307

Note 5- Debt

The following table sets forth the outstanding indebtedness of the Company at the date indicated. Inter-company transactions have been eliminated in the consolidated balance sheet:

Description	Total Due at March 31, 2014	Total Due at December 31, 2013
Related party notes
LV Ventures	$1,385	$1,385
Suprafin, Ltd.	1,732	1,082
Total related party notes payable	$3,117	$2,467

Notes payable
Land Purchase Balance	$358,251	$351,183
Total notes payable	$358,251	$351,183

Convertible notes, net
2014 Related Party Notes – Long Term, net	$258,481	$–
July 2013 Convertible Notes, net	43,139	50,113
Total convertible notes	$343,139	$50,113

From February 2012 through January 2, 2014, Suprafin, Ltd. (“Suprafin”) provided the Company a total of $3,748,414 in non-interest bearing unsecured demand loans to enable Bluestone to pay the balance of the purchase price for the Sulfatos Acquisition and for working capital purposes. Zirk de Maison (formerly Engelbrecht), a member of the Board of Directors until February 13, 2014, and formerly the Chief Executive Officer, of the Company, is the owner of Suprafin. In April 2012 Suprafin assigned $570,988 of the loans to Walker River Investments, Corp (“Walker”) and in December 2012 Suprafin assigned an additional $250,000 of the loans to Walker which the Company was informed of in May 2013. In March 2013 Suprafin agreed to cancel $100,000 of these loans in exchange for 181,000 shares of common stock. In May 2012, Suprafin agreed to cancel $429,000 of these loans in exchange for 100,000 shares of Series A Preferred Stock. In May 2013 Suprafin agreed to cancel an additional $420,000 of these loans in exchange for 42,000 shares of Preferred Series A Stock at $10 per share. In October 2013 Suprafin agreed to cancel an additional $110,000 of these loans in exchange for 22,000 shares of Preferred Series A Stock at $5 per share. On November 13, 2013 the Board of Directors of the Company approved that as a condition to closing a financing transaction, all related party debt would be converted into stock of the Company. $280,640 of Suprafin’s debt was converted into 17,540 shares of Preferred Series A Stock at $16 per share. As of March 31, 2014, the Company had repaid $1,583,964 of these loans, and the outstanding balance of these loans was $1,732.

In November 2013, the Company borrowed a total of $1,385 for working capital purposes from LV Ventures, Inc.. William Farley, currently our Chief Executive Officer and a member of the Board of Directors, is the owner of LV Ventures, Inc. The outstanding balance due to LV Ventures, Inc. at March 31, 2014 was $1,385.

In July 2013 the Company borrowed a total of $69,000 in Convertible Notes payable to unrelated third parties for working capital purposes. These Convertible Notes bear interest at the rate of 8% per annum and are redeemable in 18 months or convertible after six months into shares of the Company’s Common Stock at a price equal to 60% of the average of the variable weighted average price for the 10 trading days prior to the date of conversion. The Company accrued $2,119 in interest expense for the year ended December 31, 2013 and $1,465 for the three months ended March 31, 2014 for these Convertible Notes. On January 16, 2014, a holder of a Convertible Note in the amount of $20,000 elected to convert their Convertible Note into Common Stock of the Company. $20,000 of principal plus $802.19 in accrued interest was converted into 128,647 shares of Common Stock at the rate of $0.1617 (60% of the 10 day average on 1/16/2014) which is a discount of $0.1078 per share. The balance due with accrued interest payable on these Convertible Notes as of March 31, 2014 was $51,782. We evaluated the original issue discount feature derived from the conversion option of these Convertible Notes upon their issuance and deemed it to be $39,474. As of March 31, 2014, we recognized a total of $21,621 in amortized debt discount related to these notes. The amount was recorded as interest expense. The balance due under these Convertible Notes, including original issue discount and accrued interest of $1,782, was $43,139, net of unamortized debt discount of $8,643 as of March 31, 2014.

In March 2014 Bass Energy and LV Ventures, Inc. provided the Company with $300,000 in cash through two year convertible notes which bear interest at 5% per annum. These notes are convertible into shares of the Company’s Common Stock at the rate of $0.16 per share with 25% warrant coverage at $0.25 per share which is identical to the financing round closed by the Company in December of 2013. The note qualifies for the scope exception under ASC 815 and as such no derivative accounting is required as the conversion option is indexed to the Company stock and can be treated as equity. We evaluated the original issue discount feature derived from the conversion option of these Convertible Notes upon their issuance and deemed it to be $0. We evaluated the original issue discount feature derived from the the value of the warrants on a prorated basis as per ASC 470 upon their issuance and deemed it to be $41,519. Bill Hlavin, currently a member of the Board of Directors is the owner of Bass Energy and William Farley, currently our Chief Executive Officer and a member of the Board of Directors, is the owner of LV Ventures, Inc. The balance due under these Convertible Notes, including original issue discount, was $258,481 as of March 31, 2014, $300,000 in principal net of an unamortized debt discount of $41,519.

Defaulted Senior Notes

As of March 31, 2014 Sulfatos owed $197,227,995 CLP, or approximately $358,251 US dollars, for the last two payments of the land acquired in the first quarter of 2011. This debt was in default at March 31, 2014. There is no default rate on the note. In June 2014 the debt was renegotiated and was no longer in default. See Note 10 – Subsequent Events.

Note 6- Stockholders’ Equity

On January 16, 2014, a holder of a Convertible Note in the amount of $20,000 elected to convert their Convertible Note into Common Stock of the Company. $20,000 of principal plus $802.19 in accrued interest was converted into 128,647 shares of Common Stock. See Note 5 – Debt.

On March 5, 2014, Suprafin, Ltd. converted 39,540 shares of Series A Preferred Stock into 3,954,000 shares of Common Stock of the Company.

Note 7- Related Party Transactions

From February 2012 through January 2014, Suprafin provided the Company a total of $3,748,414 in non-interest bearing unsecured demand loans. Zirk de Maison, previously a member of the Board, and formerly the Chief Executive Officer, of the Company is the owner of Suprafin. As of March 31, 2014, the outstanding balance of these loans was $1,732. See Note 5 - Debt. On February 13, 2014, Zirk de Maison submitted his resignation as a member of the Board of Directors and will therefore no longer be considered a related party.

From January through December 2013, the Company borrowed a total of $35,385 for working capital purposes from the Company’s Chief Executive Officer. As of March 31, 2014, the outstanding balance of these loans was $1,385. See Note 5 - Debt.

In March 2014 Bass Energy and LV Ventures, Inc. provided the Company with $300,000 in cash through two year convertible notes with warrant coverage. Bill Hlavin, currently a member of the Board of Directors is the owner of Bass Energy and William Farley, currently our Chief Executive Officer and a member of the Board of Directors, is the owner of LV Ventures, Inc. See Note 5 – Debt.

Note 8- Derivative Liability

In July 2013 the Company borrowed a total of $69,000 in Convertible Notes payable to unrelated third parties for working capital purposes. These Convertible Notes bear interest at the rate of 8% per annum and are redeemable in 18 months or convertible after six months into shares of the Company’s Common Stock at a price equal to 60% of the average of the variable weighted average price for the 10 trading days prior to the date of conversion. The Company accrued $2,119 in interest expense for the year ended December 31, 2013 and $1,465 for the three months ended March 31, 2014 for these Convertible Notes.

The conversion option has been accounted for in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liability has been measured at fair value at July, 2013, December 31, 2013 and March 31, 2014 using a level 3 input. The fair value of the convertible note payable derivative liability is $30,324 and $39,474 at July, 2013 and December 31, 2013, respectively and $46,740 at March 31, 2014. The increase in the fair value of the convertible note payable derivative liability of $9,150 at December 31, 2013 and $7,266 at March 31, 2014 was recognized as a loss to net change in fair value of derivative liability in current period earnings. The value of the derivative at July was treated as a discount and is being amortized.

Note 9 – Legal Proceedings

We previously were notified that the Company was named in a action filed by Unirac, Inc. in New Mexico State Court on June 22, 2011 (Unirac, Inc. v. Power Save Energy Corporation et al., Case No. D-202-CV-2011-06295). Also named as defendants in this lawsuit were, among others, SLO 3 Holdings, Inc., Michael Forster, and Zirk Engelbrecht (“Other Defendants”). We have since determined that the company named in this suit is Power Save Energy Corporation, a Delaware corporation and not our predecessor company, Power Save Energy Company, a Utah corporation. The Company is not a judgment debtor in this matter.

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

The Company’s subsidiary, Lustros Chile SpA, is engaged in arbitration in Chile, Docket Number 1933-2013, before Mr. Juan Carlos Varela M. whereby Nueva Pudahuel filed a request for arbitration before the Center for Arbitration and Mediation of the Santiago Center of Commerce in December of 2013 against Lustros Chile, SpA, a wholly owned subsidiary of the Company, asking for the termination of the tails contract referred to the “Congo” project. It is also asking for the restitution of some properties, the payment of due rent, and damages in the amount of $3,017,191, (i) USD 775,396.5 for unpaid rents 2013-2014; (ii) USD 77,539.65 for each month of delay; (iii) UF 50.000.- under penalty clause. Lustros is asking for the termination of the contract, plus damages of UF 50.000 in a counterclaim under the penalty clause. On July 31, 2014 we filed our rejoinder to their claim and our rebuttal to our counter claim. On September 16, 2014 and September 29, 2014, the parties attended conciliatory hearings before the arbitrator. The arbitrator conceded an extension for the parties to continue conversations about the possibility to settle. That extension ended on October 6, 2014. In addition, Lustros Chile SpA has filed a civil law action, objection to an arbitrator Docket Number 111-2014 before the 23rd Civil Trial Court in Santiago. We are asking the Civil Trial Court to declare that Mr. Varela, as an arbitrator for the case Docket Nº 1933-2013 cannot continue the arbitration because of his objection in the process. This action was brought since the arbitrator filed a preliminary decision on the matter before he was allowed to do so. Therefore, we believe that he lacks impartiality for the final ruling. On October 16, 2014, we were informed that an injunction order was granted by Mr. Varela and executed on Lustros Chile SpA’s assets in the arbitration. As a consequence, the following assets are and will remain seized: Lustros Chile SpA’s shares in Sulfatos (600,000 shares though it is alleged that Lustros Chile SPA does not own any property or shares in Sulfatos Chile S.A.); 24,000 shares in Bluestone SpA; bank account ending in 0748 at Itaú Bank; all credit that Lustros Chile SpA has against Sulfatos Chile S.A.; and all credit related to the current account between Lustros Chile SpA and Sulfatos Chile S.A. On October 16, 2014 the Company’s bank account at Itau Bank was levied for 29,019,497 CLP or approximately $49,636 US Dollars. These measures will remain in place until Lustros Chile SpA pays Nueva Pudahuel the full claimed amount, offers assets as guarantee, or arrives at a settlement. Lustros Chile SpA continues to vigorously defend against the actions taken and is working through its Chilean attorneys to resolve these matters as soon as reasonably possible. The arbitration and the trial are in their final stages, the parties having presented their main arguments and means of proof however no decision has been made as of the time of this filing. Our copper sulfate processing plant is currently shut down pending resolution of this matter. Should the arbitrator decide against the Company, it may be forced to liquidate some or all of its assets to satisfy the judgment. On February 2, 2015, our Chilean counsel reported the following with regard to the ongoing arbitration of the Congo Project. The Chilean representatives of Lustros were served with an interim ruling that revoked the following measures previously put in place:

•	Injunction over the 600,000 shares in Sulfatos Chile S.A.

•	Injunction over any and all credit that Lustros had/has against Sulfatos Chile S.A.

•	Injunction over all funds that belong to Lustros under the current merchant account (cuenta corriente mercantil) with Sulfatos Chile S.A.

•	Injunction over Lustros’ share in Bluestone SpA.

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

The Company’s subsidiary, Sulfatos Chile S.A. is engaged in litigation before the 4th Civil Trial Court of Santiago, Docket No 25496-2014, in the matter of Oryxeio Ingenieria Limitada v. Sulfatos Chile S.A. On December 22, 2014 Sulfatos Chile S.A. was declared bankrupt by the court. The Board of Directors of Sulfatos Chile S.A. decided not to oppose the bankruptcy process. The Company will provide more information on these proceedings via a Current Report on Form 8-K as it becomes available.

Other than the foregoing, we know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Note 10 - Subsequent Events

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the Company has evaluated subsequent events through the time between the end of the reporting period and March 24, 2015 and has found the following events to report:

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

From April 1, 2014 through March 25, 2015 Bass Energy and LV Ventures, Inc. provided the Company with $2,541,454 in cash through two year convertible notes which bear interest at 5% per annum. These notes are convertible into shares of the Company’s Common Stock at the rate of $0.16 per share with 25% warrant coverage at $0.25 per share which is identical to the financing round closed by the Company in December of 2013.

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

On February 2, 2015, our Chilean counsel reported the following with regard to the ongoing arbitration of the Congo Project. The Chilean representatives of Lustros were served with an interim ruling that revoked the following measures previously put in place:

•	Injunction over the 600,000 shares in Sulfatos Chile S.A.

•	Injunction over any and all credit that Lustros had/has against Sulfatos Chile S.A.

•	Injunction over all funds that belong to Lustros under the current merchant account (cuenta corriente mercantil) with Sulfatos Chile S.A.

•	Injunction over Lustros’ share in Bluestone SpA.

Lustros Chile SpA continues to vigorously defend against the actions taken and is working through its Chilean attorneys to resolve this matter as soon as reasonably possible. As further developments arise, they will be reported on a current basis.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report to the “Company”, “we”, “us” or “our” refer to Lustros, Inc., a Utah corporation (“Lustros”), and its consolidated subsidiaries including, Bluestone, S.A, (“Bluestone”), Lustros Chile SpA (“Lustros Chile”), Mineraltus SA (“Mineraltus”) and Sulfatos Chile, S.A., (“Sulfatos Chile”). The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing.

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

We process raw copper ore material at our copper sulfate processing plant in Puerto Oscuro, Chile. We obtain the copper ore by purchase from local corporate and artisanal miners. Our copper sulfate facility began crushing and processing 5,000 tons of raw material per month in the second quarter of 2014. However, the Company shut down the copper sulfate processing plant in December 2014 pending resolution of legal matters and our Sulfatos Chile S.A. subsidiary is currently in the process of bankruptcy (See Part II Item 1 - Legal Proceedings). We currently do not know if or when this will be resolved.

Our consolidated financial statements contain our accounts and those of our consolidated subsidiaries, all of which are wholly-owned at March 31, 2014 except for Sulfatos and Mineraltus, which we control. Due to the structure of our ownership interests in Sulfatos and Mineraltus, in accordance with generally accepted accounting principles, we consolidate the financial statements of Sulfatos and Mineraltus into our financial statements rather than present our ownership interests as equity investments. As such, the non-controlling interests in Sulfatos and Mineraltus are reflected as income attributable to non-controlling interests in our consolidated statements of operations and as a component of stockholders’ equity on our consolidated balance sheet. Throughout this section, when we refer to “our” consolidated financial statements, we are referring to the consolidated results for us, our wholly-owned subsidiaries and the consolidated results of Sulfatos and Mineraltus, adjusted for non-controlling interests in Sulfatos and Mineraltus. All significant intercompany transactions and balances have been eliminated in the consolidation of our financial statements.

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

RESULTS OF OPERATIONS

The following discusses results of operations for the three months ended March 31, 2014 and the three months ended March 31, 2013.

Revenue for the three months ended March 31, 2014 and March 31, 2013 was $0. We finished pilot production and sales of said production in the fourth quarter of 2013. We made plant adjustments during the first quarter of 2014 and had no production or sales during this quarter. Gross loss for the three months ended March 31, 2014 and March 31, 2013 was $0. We expect revenues to increase after the full scale launch of our copper sulfate production facility which began in the second quarter of 2014. However, the Company shut down the copper sulfate processing plant in December 2014 pending resolution of legal matters and our Sulfatos Chile S.A. subsidiary is currently in the process of bankruptcy (See Part II Item 1 - Legal Proceedings). We currently do not know if or when this will be resolved.

Operating expenses for the three months ended March 31, 2014 were $1,395,561 as opposed to $766,535 for the three months ended March 31, 2013. Operating expenses were primarily associated with the operations of Sulfatos in the ordinary course of business as well as legal and accounting expenses required by a public company. In addition, we began depreciating the processing plant in the first quarter of 2014 and had a significant increase in foreign exchange losses.

Due to the losses during the period the Company has not recorded a provision for income taxes. The Company will carry back any net operating loss to recover taxes paid in prior periods.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

Liquidity and Capital Resources

Our primary source of liquidity has historically been cash generated from issuances of our equity securities and from debt. From inception through March 31, 2014, we have not generated revenue from operations that was significant enough to produce an operating profit.

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

Cash, Cash Equivalents, and Working Capital

At March 31, 2014 we had cash and cash equivalents of $91,750. At year ended December 31, 2013 we had $615,469 of cash and cash equivalents. At March 31, 2014 we had a working capital deficit of $2,402,752 compared to a working capital deficit of $1,959,851 at December 31, 2013. Cash equivalents consist of short-term liquid investments with original maturities of no more than six months and are readily convertible into cash.

The amount of cash and cash equivalents and short-term investments which we hold outside the U.S. was $31,638 as of March 31, 2014 and $128,063 as of December 31, 2013. These were not needed for our domestic operations, but if they were, we would be required to accrue and pay federal taxes to repatriate these funds. We intend to permanently invest these foreign amounts outside of the U.S. and our current plans do not demonstrate the need to repatriate the foreign amounts to fund our domestic operations.

Cash Flows from Operating Activities

During the three months ended March 31, 2014, $1,191,578 was used for operating activities. Of the net cash used in three months ended March 31, 2014, $1,013,843 was used to fund the operations of the business while $177,735 was used in changes in operating assets and liabilities. Of the net cash used for operating activities of $712,402 during the same period in 2013, $778,365 was used to fund the operations of the business while $65,963 was generated from changes in operating assets and liabilities

Cash Flows from Investing Activities

Net cash used by investing activities for the three months ended March 31, 2014 was $0 compared to net cash used by investing activities of $139,510 for the same period in 2013. Investing activities were primarily for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $300,650 compared to net cash provided by financing activities of $730,922 for the same period in 2013. Financing activities were primarily sales of convertible promissory notes and sales of the Company’s Common and Preferred Stock. Cash from financing activities is used to fund ongoing operational requirements, research & development, administrative and capital needs.

Significant Financing Arrangements

From March 5, 2014 through March 25, 2015 Bass Energy and LV Ventures, Inc. provided the Company with $2,841,454 in cash through two year convertible notes which bear interest at 5% per annum. These notes are convertible into shares of the Company’s Common Stock at the rate of $0.16 per share with 25% warrant coverage at $0.25 per share which is identical to the financing round closed by the Company in December of 2013.

As of March 31, 2014, our current liabilities exceeded our current assets by $2,402,752. At March 31, 2014, we had cash in the amount of $91,750.

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

Based upon the required evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2014, the Company’s system of controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management intends to address the material weaknesses in its disclosure controls and procedures as soon as possible.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We previously were notified that the Company was named in a action filed by Unirac, Inc. in New Mexico State Court on June 22, 2011 (Unirac, Inc. v. Power Save Energy Corporation et al., Case No. D-202-CV-2011-06295). Also named as defendants in this lawsuit were, among others, SLO 3 Holdings, Inc., Michael Forster, and Zirk Engelbrecht (“Other Defendants”). We have since determined that the company named in this suit is Power Save Energy Corporation, a Delaware corporation and not our predecessor company, Power Save Energy Company, a Utah corporation. The Company is not a judgment debtor in this matter.

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

The Company’s subsidiary, Lustros Chile SpA, is engaged in arbitration in Chile, Docket Number 1933-2013, before Mr. Juan Carlos Varela M. whereby Nueva Pudahuel filed a request for arbitration before the Center for Arbitration and Mediation of the Santiago Center of Commerce in December of 2013 against Lustros Chile, SpA, a wholly owned subsidiary of the Company, asking for the termination of the tails contract referred to the “Congo” project. It is also asking for the restitution of some properties, the payment of due rent, and damages in the amount of $3,017,191, (i) USD 775,396.5 for unpaid rents 2013-2014; (ii) USD 77,539.65 for each month of delay; (iii) UF 50.000.- under penalty clause. Lustros is asking for the termination of the contract, plus damages of UF 50.000 in a counterclaim under the penalty clause. On July 31, 2014 we filed our rejoinder to their claim and our rebuttal to our counter claim. On September 16, 2014 and September 29, 2014, the parties attended conciliatory hearings before the arbitrator. The arbitrator conceded an extension for the parties to continue conversations about the possibility to settle. That extension ended on October 6, 2014. In addition, Lustros Chile SpA has filed a civil law action, objection to an arbitrator Docket Number 111-2014 before the 23rd Civil Trial Court in Santiago. We are asking the Civil Trial Court to declare that Mr. Varela, as an arbitrator for the case Docket Nº 1933-2013 cannot continue the arbitration because of his objection in the process. This action was brought since the arbitrator filed a preliminary decision on the matter before he was allowed to do so. Therefore, we believe that he lacks impartiality for the final ruling. On October 16, 2014, we were informed that an injunction order was granted by Mr. Varela and executed on Lustros Chile SpA’s assets in the arbitration. As a consequence, the following assets are and will remain seized: Lustros Chile SpA’s shares in Sulfatos (600,000 shares though it is alleged that Lustros Chile SPA does not own any property or shares in Sulfatos Chile S.A.); 24,000 shares in Bluestone SpA; bank account ending in 0748 at Itaú Bank; all credit that Lustros Chile SpA has against Sulfatos Chile S.A.; and all credit related to the current account between Lustros Chile SpA and Sulfatos Chile S.A. On October 16, 2014 the Company’s bank account at Itau Bank was levied for 29,019,497 CLP or approximately $49,636 US Dollars. These measures will remain in place until Lustros Chile SpA pays Nueva Pudahuel the full claimed amount, offers assets as guarantee, or arrives at a settlement. Lustros Chile SpA continues to vigorously defend against the actions taken and is working through its Chilean attorneys to resolve these matters as soon as reasonably possible. The arbitration and the trial are in their final stages, the parties having presented their main arguments and means of proof however no decision has been made as of the time of this filing. Our copper sulfate processing plant is currently shut down pending resolution of this matter. Should the arbitrator decide against the Company, it may be forced to liquidate some or all of its assets to satisfy the judgment. On February 2, 2015, our Chilean counsel reported the following with regard to the ongoing arbitration of the Congo Project. The Chilean representatives of Lustros were served with an interim ruling that revoked the following measures previously put in place:

•	Injunction over the 600,000 shares in Sulfatos Chile S.A.

•	Injunction over any and all credit that Lustros had/has against Sulfatos Chile S.A.

•	Injunction over all funds that belong to Lustros under the current merchant account (cuenta corriente mercantil) with Sulfatos Chile S.A.

•	Injunction over Lustros’ share in Bluestone SpA.

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

The Company’s subsidiary, Sulfatos Chile S.A. is engaged in litigation before the 4th Civil Trial Court of Santiago, Docket No 25496-2014, in the matter of Oryxeio Ingenieria Limitada v. Sulfatos Chile S.A. On December 22, 2014 Sulfatos Chile S.A. was declared bankrupt by the court. The Board of Directors of Sulfatos Chile S.A. decided not to oppose the bankruptcy process. The Company will provide more information on these proceedings via a Current Report on Form 8-K as it becomes available.

Other than the foregoing, we know of no material, existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

There are no material changes to risk factors from those included in our Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2014, a holder of a Convertible Note in the amount of $20,000 elected to convert their Convertible Note into Common Stock of the Company. $20,000 of principal plus $802.19 in accrued interest was converted into 128,647 shares of Common Stock.

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

As of March 31, 2014 Sulfatos owed $197,227,995 CLP, or approximately $358,251 US dollars, for the last two payments of the land acquired in the first quarter of 2011. This debt was in default at March 31, 2014. There is no default rate on the note. In June 2014 the debt was renegotiated and was no longer in default.

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
*Filed with this report.

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language: (i) the Condensed Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Condensed Financial Statements, as follows:

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUSTROS, INC.

Dated: March 30, 2015	/s/ William Farley
By: William Farley Its: Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer

